Form 10-K405
period 1994-12-31
CABLE TV FUND 12-B LTD
filed 1995-03-09
CIK 774557

                                 FORM 10-K 405
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ____________ to _____________

Commission file number:           0-13807

                            CABLE TV FUND 12-B, LTD.
             (Exact name of registrant as specified in its charter)


                      Colorado                                                   84-0969999
                      --------                                                   ----------
               (State of Organization)                                 (IRS Employer Identification No.)

    P.O. Box 3309, Englewood, Colorado 80155-3309                                (303) 792-3111
    ---------------------------------------------                                --------------
(Address of principal executive office and Zip Code)             (Registrant's telephone no. including area code)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Limited
                             Partnership Interests

Indicate by check mark whether the registrants, (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days:

       Yes  /x/                                        No  /  /

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /x/




                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                    PART I.

                               ITEM 1.  BUSINESS

         THE PARTNERSHIP. Cable TV Fund 12-B, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 12 Limited Partnership Program (the "Program"), which was sponsored by Jones Intercable, Inc. (the "General Partner"). Cable TV Fund 12-A, Ltd. ("Fund 12-A"), Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Cable TV Fund 12-D, Ltd. ("Fund 12-D") are the other partnerships that were formed pursuant to that Program. In 1986, the Partnership, Fund 12-C and Fund 12-D formed a general partnership known as Cable TV Fund 12-BCD Venture (the "Venture"), in which the Partnership owns a 9 percent interest, Fund 12-C owns a 15 percent interest and Fund 12-D owns a 76 percent interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems.

         The Partnership directly owns a cable television system serving Augusta, Georgia (the "Augusta System"). The Venture owns the cable television systems serving Palmdale, Lancaster and Rancho Vista and the military installation of Edwards Airforce Base, all in California (the
"Palmdale/Lancaster System"); Albuquerque, New Mexico (the "Albuquerque System") and Tampa, Florida (the "Tampa System"). See Item 2. The Augusta System, Palmdale/Lancaster System, Albuquerque System and Tampa System may collectively be referred to as the "Systems."

         On February 22, 1995, the General Partner entered into a Purchase and Sale Agreement (the "Agreement") with the Partnership providing for the sale by the Partnership to the General Partner of the Augusta System. The purchase price for the Augusta System is $141,718,000, subject to certain closing adjustments provided by the Agreement. The purchase price represents the average of three separate independent appraisals of the fair market value of the Augusta System. Closing of the sale is conditioned upon a number of conditions, including the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. Subject to the satisfaction of closing conditions, the transaction is expected to close during 1995.

         CABLE TELEVISION SERVICES. The Systems offer to their subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

         Basic cable television service usually consists of signals of all four national television networks, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites.
Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

         The Systems offer tier services on an optional basis to their subscribers. A tier generally includes most of the cable networks such as Entertainment and Sports Programming Network (ESPN), Cable News Network (CNN), Turner Network Television (TNT), Family Channel, Discovery and others, and the cable television operators buy tier programming from these networks. The Systems also offer a package that includes the basic service channels and the tier services.

         The Systems also offer premium services to their subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax or others at a cost based on the number of subscribers the cable operator serves. Premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

         The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

         REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. In addition, advertising sales are becoming a significant source of revenues for the Systems. As a result of the adoption by the FCC of new rules under the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and several rate regulation orders, the Systems' rate structures for basic and tier programming services and equipment have been revised. See Regulation and Legislation. At December 31, 1994, the Systems' monthly basic service rates ranged from $7.95 to $14.25, monthly basic and tier ("basic plus") service rates ranged from $15.00 to $23.20 and monthly premium services ranged from $3.00 to $10.95 per premium service. Charges for additional outlets have been eliminated, and charges for remote controls and converters have been "unbundled" from the programming service rates. In addition, the Partnership earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $1.99 to $50.00; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty. For the year ended December 31, 1994, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 64% of total revenues, premium service fees accounted for approximately 17% of total revenues, pay-per-view fees were approximately 2% of total revenues, advertising fees were approximately 7% of total revenues and the remaining 10% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Partnership is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

         The Partnership's business consists of providing cable television services to a large number of customers, the loss of any one of which would have no material effect on the Partnership's business. Each of the Systems has had some subscribers who later terminated the service. Terminations occur primarily because people move to another home or to another city. In other cases, people terminate on a seasonal basis or because they no longer can afford or are dissatisfied with the service. The amount of past due accounts in the Systems is not significant. The General Partner's policy with regard to past due accounts is basically one of disconnecting service before a past due account becomes material.

         The Partnership does not depend to any material extent on the availability of raw materials; it carries no significant amounts of inventory and it has no material backlog of customer orders. The Partnership has no employees because all properties are managed by employees of the General Partner. The General Partner has engaged in research and development activities relating to the provision of new services but the amount of the Partnership's funds expended for such research and development has never been material.

         Compliance with Federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has had no material effect upon the capital expenditures, earnings or competitive position of the Partnership.

         FRANCHISES. The Systems are constructed and operated under non-exclusive, fixed-term franchises or other types of operating authorities (referred to collectively herein as "franchises") granted by local governmental authorities. The Systems' franchises require that franchise fees ranging from 2% of basic revenues to 5% of gross revenues of the cable system be paid to the governmental authority that granted the franchise, that certain channels be dedicated to municipal use, that municipal facilities, hospitals and schools be provided cable service free of charge and that any new cable plant be substantially constructed within specific periods. (See Item 2 for a range of franchise expiration dates of the Systems.)

         The responsibility for franchising of cable television systems generally is left to state and local authorities. There are, however, several provisions in the Communications Act of 1934, as amended, that govern the terms and conditions under which cable television systems provide service, including the standards applicable to cable television operators seeking renewal of a cable television franchise. In addition, the 1992 Cable Act also made several procedural changes to the process under which a cable operator seeks to enforce its renewal rights which could make it easier in some cases for a franchising authority to deny renewal. Generally, the franchising authority can finally decide not to renew a franchise only if it finds that the cable operator has not substantially complied with the material terms of the franchise, has not provided reasonable service in light of the community's needs, does not have the financial, legal and technical ability to provide the services being proposed for the future, or has not presented a reasonable proposal for future service. A final decision of non-renewal by the franchising authority is appealable in court. The General Partner and its affiliates recently have experienced lengthy negotiations with some franchising authorities for the granting of franchise renewals and transfers. Some of the issues involved in recent renewal negotiations include rate reregulation, customer service standards, cable plant upgrade or replacement and shorter terms of franchise agreements. The inability of the Partnership to renew a franchise, or lengthy negotiations or litigation involving the renewal process, could have an adverse impact on the business of the Partnership.

         COMPETITION. Cable television systems currently experience competition from several sources, but two technologies, Multichannel Multipoint Distribution Service ("MMDS") systems, commonly called wireless cable systems, and Direct Broadcast Satellite ("DBS") systems, which distribute programming to home satellite dishes, currently pose the greatest potential threat to the cable television industry.

         MMDS systems will likely focus on providing service to residents of rural areas that are not served by cable television systems, but providers of programming via MMDS systems will generally have the potential to compete directly with cable television systems in urban areas as well, and in some areas of the country, MMDS systems are now in direct competition with cable television systems. To date, the Partnership has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with its cable television systems.

         DBS operators deliver premium channel services and specialized programming to subscribers by high-powered DBS satellites on a wide-scale basis, and two major companies began operations in 1994. Subscribers are able to receive DBS services virtually anywhere in the United States with a rooftop or wall-mounted antenna. In some instances, DBS systems may serve as a complement to cable television operations by enabling cable television operators to offer additional channels of programming without the construction of additional cable plant. DBS companies use video compression technology to increase the channel capacity of their satellite systems to provide a wide variety of program services that are competitive with those of cable television systems.

         Cable television systems also compete with broadcast television, private cable television systems known as Master Antenna Television ("MATV"), Satellite Master Antenna Television ("SMATV") and Television Receive-Only Earth Stations ("TVRO"). MATV and SMATV generally serve multi-unit dwellings such as condominiums, apartment complexes and private residential communities, and TVROs are satellite receiving antenna dishes that are used by "backyard users."

         There is also potential competition from an emerging technology, Local Multipoint Distribution Service ("LMDS"). When it is authorized for service, the LMDS, sometimes referred to as cellular television, could have the capability of delivering approximately 50 channels, or if two systems were combined 100 channels, of video programming to a subscriber's home, which capacity could be increased by using video compression technology. The General Partner believes that there are not any current fully operational LMDS systems.

         Although the Partnership's Systems have not yet encountered competition from a telephone company entering into the business of providing video services to subscribers, the Systems could potentially face competition from telephone companies doing so. A Federal cross-ownership restriction has historically limited entry into the cable television business by potentially strong competitors such as telephone companies. This restriction, which is contained in the 1984 Cable Act, has generally prohibited telephone companies from owning or operating cable television systems within their own telephone service areas, but several recent court decisions have eliminated this restriction. In addition, the FCC is authorizing telephone companies to provide video dialtone service within their service areas. Legislation is also pending in Congress that would permit telephone companies to provide video programming thorough separate subsidiaries. The General Partner cannot predict at this time to what extent current restrictions will be modified to permit telephone companies to provide cable television services within their own service areas in competition with cable television systems. See Regulation and Legislation, Ownership and Market Structure for a description of the potential participation of the telephone industry in the delivery of cable television services. Entry into the market by telephone companies as direct competitors of the Systems could adversely impact the profitability of the Systems. If a telephone company were to become a direct competitor of the Partnership in an area served by a Partnership System, the Partnership could be at a competitive disadvantage because of the relative financial strength of a telephone company compared to the Partnership. Depending on a number of factors, such competition could also result in cable television systems providing the same types of services now provided by the telephone industry.

         The FCC has established a new wireless telecommunications service known as Personal Communications Service ("PCS"). It is envisioned that PCS would provide portable non-vehicular mobile communications services similar to that available from cellular telephone companies, but at a lower cost. PCS would be delivered by placing numerous microcells in a particular area to be covered, accessible to both residential and business customers. Because of the need to link the many microcells necessary to deliver this service economically, many parties are investigating integration of PCS with cable television operations. Several cable television multiple systems operators and others, including affiliates of the General Partner, hold or have requested experimental licenses from the FCC to test PCS technology. The FCC has established spectrum auctioning procedures for PCS licenses and the licenses are being auctioned in a series of auction events.

         Cable television franchises are not exclusive, so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The Systems currently face no direct competition from other cable television operators.

         COMPETITION FOR SUBSCRIBERS IN THE PARTNERSHIP'S SYSTEMS. Following is a summary of current competition from DBS, MMDS, SMATV and TVRO operators in the Systems' franchise areas:

         Augusta System                     There are no MMDS or SMATV operators in the system's
                                            service area.  There are four TVRO operators that provide
                                            service mostly to areas not serviced by the system.  DBS
                                            services provide minimal competition at this time.



         Albuquerque System                 There is one MMDS operator who has not as yet launched,
                                            but is believed to be in the position to launch, a 15
                                            channel MMDS service in the system's service area.  There
                                            are two SMATV operators that provide minimal competition.
                                            One operator serves about 2,000 residential and mobile
                                            home park units, and the second serves 3 apartment
                                            complexes of approximately 1,000 units.  Albuquerque was
                                            a test market for DBS, and approximately 100
                                            customers have been lost to DBS.

         Palmdale/Lancaster System          There are no MMDS operators in the system's service area.
                                            There are 6 SMATV operators that service 7,000 units and
                                            8 TVRO operators that provide moderate competition.  DBS
                                            marketing has begun in the Palmdale/Lancaster System's
                                            service area, but DBS provides minimal competition at
                                            this time.



         Tampa System                       There is one MMDS operator, a few SMATV operators that
                                            primarily serve multi-unit dwellings and several TVRO
                                            dealers in the Tampa System's service area.  These
                                            operators provide minimal competition.  DBS marketing has
                                            begun in the Tampa System's service area but provides
                                            minimal competition at this time.



         REGULATION AND LEGISLATION. The cable television industry is regulated through a combination of the Federal Communications Commission ("FCC"), some state governments, and most local governments. In addition, the Copyright Act of 1976 imposes copyright liability on all cable television systems. Cable television operations are subject to local regulation insofar as systems operate under franchises granted by local authorities.

         Cable Television Consumer Protection and Competition Act of 1992. On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable television systems in the United States, including those owned and managed by the General Partner, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993.

         In compliance with these rules, the General Partner reduced rates charged for certain regulated services effective September 1, 1993. These reductions resulted in some decrease in revenues and operating income before depreciation and amortization; however, the decrease was not as severe as originally anticipated. The General Partner has undertaken actions to mitigate a portion of these reductions primarily through (a) new service offerings in some systems, (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The FCC's new regulations generally require rate reductions, absent a successful cost-of-service showing, of 17% of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. However, the FCC held rate reductions in abeyance in certain systems. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         On February 22, 1994, the FCC also adopted interim cost-of-service regulations. Rate reductions will not be required where it is successfully demonstrated that rates for basic and other regulated programming services are justified and reasonable using cost-of-service standards. The FCC established an interim industry-wide 11.25% permitted rate of return, and requested comments on whether this standard and other interim cost-of-service standards should be made permanent. The FCC also established a presumption that acquisition costs above a system's book value should be excluded from the rate base, but the FCC will consider individual showings to rebut this presumption. The need for special rate relief will also be considered by the FCC if an operator demonstrates that the rates set by a cost-of-service proceeding would constitute confiscation of investment, and that, absent a higher rate, the return necessary to operate and to attract investment could not be maintained. The FCC will establish a uniform system of accounts for operators that elect cost-of-service rate regulation, and the FCC has adopted affiliate transaction regulations. After a rate has been set pursuant to a cost-of-service showing, rate increases for regulated services will be indexed for inflation, and operators will also be permitted to increase rates in response to increases in costs beyond their control, such as taxes and increased programming costs.

         After analyzing the effects of the two methods of rate regulation, the Partnership and the Venture elected to file cost-of-service showings in all of their systems. The General Partner anticipates no further reduction in revenues or operating income before depreciation and amortization resulting from the FCC's rate regulations. At this time, the regulatory authorities have not approved the cost-of-service showings.

         Among other issues addressed by the FCC in its February rate orders was the treatment of packages of a la carte channels. The FCC in its rate regulations adopted April 1, 1993, exempted from rate regulation the price of packages of a la carte channels upon the fulfillment of certain conditions. On November 10, 1994, the FCC reversed its policy regarding rate regulation of packages of a la carte services. A la carte services that are offered in a package will now be subject to rate regulation by the FCC, although the FCC indicated that it cannot envision circumstances in which any price for a collective offering of premium channels that have traditionally been offered on a per-channel basis would be found to be unreasonable.

         On November 10, 1994, the FCC also announced a revision to its regulations governing the manner in which cable operators may charge subscribers for new cable programming services. In addition to the present formula for calculating the permissible rate for new services, the FCC instituted a three-year flat fee mark-up plan for charges relating to new channels of cable programming services. Commencing on January 1, 1995, operators may charge for new channels of cable programming services added after May 14, 1994 at a rate of up to 20 cents per channel, but may not make adjustments to monthly rates totaling more than $1.20 plus an additional 30 cents for programming license fees per subscriber over the first two years of the three-year period for these new services. Operators may charge an additional 20 cents in the third year only for channels added in that year plus the costs for the programming. Operators electing to use the 20 cent per channel adjustment may not also take a 7.5% mark-up on programming cost increases, which is permitted under the FCC's current rate regulations. The FCC has requested further comment as to whether cable operators should continue to receive the 7.5% mark-up on increases in license fees on existing programming services.

         The FCC also announced that it will permit operators to offer a "new product tier" ("NPT"). Operators will be able to price this tier as they elect so long as, among other conditions, other channels that are subject to rate regulation are priced in conformity with applicable regulations and operators do not remove programming services from existing tiers and offer them on the NPT.

         There have been several lawsuits filed by cable operators and programmers in Federal court challenging various aspects of the 1992 Cable Act, including provisions relating to mandatory broadcast signal carriage, retransmission consent, access to cable programming, rate regulations, commercial leased channels and public access channels. On April 8, 1993, a three-judge Federal district court panel issued a decision upholding the constitutionality of the mandatory signal carriage requirements of the 1992 Cable Act. That decision was appealed directly to the United States Supreme Court. The United States Supreme Court vacated the lower court decision on June 27, 1994 and remanded the case to the district court for further development of a factual record. The Supreme Court's majority determined that the must-carry rules were content neutral, but that it was not yet proven that the rules were needed to preserve the economic health of the broadcasting industry. In the interim, the must-carry rules will remain in place during the pendency of the proceedings in district court. In 1993, a Federal district court for the District of Columbia upheld provisions of the 1992 Cable Act concerning rate regulation, retransmission consent, restrictions on vertically integrated cable television operators and programmers, mandatory carriage of programming on commercial leased channels and public, educational and governmental access channels and the exemption for municipalities from civil damage liability arising out of local regulation of cable services. The 1992 Cable Act's provisions providing for multiple ownership limits for cable operators and advance notice of free previews for certain programming services have been found unconstitutional. In November 1993, the United States Court of Appeals for the D.C. Circuit held that the FCC's regulations implemented pursuant to Section 10 of the 1992 Cable Act, which permit cable operators to ban indecent programming on public, educational or governmental access channels or leased access channels, were unconstitutional, but the court has agreed to reconsider its decision. All of these decisions construing provisions of the 1992 Cable Act and the FCC's implementing regulations have been or are expected to be appealed.

         Ownership and Market Structure. The FCC rules and Federal law generally prohibit the direct or indirect common ownership, operation, control or interest in a cable television system, on the one hand, and a local television broadcast station whose television signal reaches any portion of the community served by the cable television system, on the other hand. The FCC recently lifted its ban on the cross-ownership of cable television systems by broadcast networks. The FCC revised its regulations to permit broadcast networks to acquire cable television systems serving up to 10% of the homes passed in the nation, and up to 50% of the homes passed in a local market. Neither the Partnership nor the General Partner has any direct or indirect ownership, operation, control or interest in a television broadcast station, or a telephone company, and they are thus presently unaffected by the cross-ownership rules.

         The Cable Communications Policy Act of 1984 (the "1984 Cable Act") and FCC regulations generally prohibit the common operation of a cable television system and a telephone company within the same service area. Until recently, a provision of a Federal court antitrust consent decree also prohibited the regional Bell operating companies ("RBOCs") from engaging in cable television operations. This prohibition was recently removed when the court retaining jurisdiction over the consent decree ruled that the RBOCs could provide information services over their facilities. This decision permits the RBOCs to acquire or construct cable television systems outside of their own service areas.

         The 1984 Cable Act prohibited local exchange carriers, including the RBOCs, from providing video programming directly to subscribers within their local exchange telephone service areas, except in rural areas or by specific waiver of FCC rules. Several Federal district courts have struck down the 1984 Cable Act's telco/cross-ownership provision as facially invalid and inconsistent with the First Amendment. The United States Courts of Appeals for the Fourth and the Ninth Circuits have upheld the appeals of two of these district court decisions, and the United States Justice Department is expected to request the United States Supreme Court to review these two decisions. This Federal cross-ownership rule is particularly important to the cable industry since these telephone companies already own certain facilities needed for cable television operation, such as poles, ducts and associated rights-of-way.

         The FCC amended its rules in 1992 to permit local telephone companies to offer "video dialtone" service for video programmers, including channel capacity for the carriage of video programming and certain noncommon carrier activities such as video processing, billing and collection and joint marketing arrangements. In its video dialtone order, which was part of a comprehensive proceeding examining whether and under what circumstances telephone companies should be allowed to provide cable television services, including video programming to their customers, the FCC concluded that neither the 1984 Cable Act nor its rules apply to prohibit the interexchange carriers (i.e., long distance telephone companies such as AT&T) from providing such services to their customers. Additionally, the FCC also concluded that where a local exchange carrier ("LEC") makes its facilities available on a common carrier basis for the provision of video programming to the public, the 1984 Cable Act does not require the LEC or its programmer customers to obtain a franchise to provide such service. This aspect of the FCC's video dialtone order was upheld on appeal by the United States Court of Appeals for the D.C. Circuit. The FCC recently issued an order reaffirming its initial decision, and this order has been appealed. Because cable operators are required to bear the costs of complying with local franchise requirements, including the payment of franchise fees, the FCC's decision could place cable operators at a competitive disadvantage vis-a-vis services offered on a common carrier basis over local telephone company provided facilities. In its Reconsideration Order, the FCC, among other actions, refused to require telephone companies to justify cost allocations prior to the construction of video dialtone facilities, and indicated that it would provide guidance on costs that must be included in proposed video dialtone tariffs. The FCC also established dual Federal/state jurisdiction over video dialtone services based on the origination point of the video dialtone programming service.

In a separate proceeding, the FCC has proposed to increase the numerical limit on the population of areas qualifying as "rural" and in which LECs can provide cable service without a FCC waiver.

         On January 12, 1995, the FCC adopted a Fourth Further Notice of Proposed Rulemaking in its video dialtone docket. The FCC tentatively concluded that it should not ban telephone companies from providing their own video programming over their video dialtone platforms in those areas in which the cable/telephone cross-ownership rules have been found unconstitutional.
The FCC requested comments on this issue and on further refinements of its video dialtone regulatory framework concerning, among other issues, telephone programmer affiliation standards, the establishment of structural safeguards to prevent cross-subsidization of video dialtone and programming activities, and the continuation of the FCC's ban prohibiting telephone companies from acquiring cable systems within their telephone service areas for the provision of video dialtone services. The FCC will also consider whether a LEC offering video dialtone service must secure a local franchise if that LEC also engages in the provision of video programming carried on its video dialtone platform. The FCC has also proposed to broadly interpret its authority to waive the cable/telephone cross-ownership ban upon a showing by telephone companies that they comply with the safeguards which the FCC establishes as a condition of providing video programming.

         A number of bills that would have permitted telephone companies to provide cable television service within their own service areas were considered during the last Congress, but none were adopted. These bills would have permitted the provision of cable television service by telephone companies in their own service areas conditioned on the establishment of safeguards to prevent cross-subsidization between telephone and cable television operations and the provision of telecomunication services by cable television systems. Similar legislation is expected to be considered by Congress during its current session. The outcome of these FCC, legislative or court proceedings and proposals or the effect of such outcome on cable system operations cannot be predicted.


                              ITEM 2.  PROPERTIES

         The cable television systems owned by the Partnership and the Venture at December 31, 1994 are described below:

             FUND                           SYSTEM                             ACQUISITION DATE
             ----                           ------                             ----------------
 Cable TV Fund 12-B, Ltd.             Augusta System                               August 1985

 Cable TV Fund 12-B, Ltd., Cable TV   Palmdale/Lancaster System                    April 1986
 Fund 12-C, Ltd. and Cable TV Fund    Albuquerque System                           August 1986
 12-D, Ltd. own a 9%, 15% and 76%     Tampa System                                 December 1986
 interest,  respectively, through
 their interest in Cable TV Fund
 12-BCD Venture

         The following sets forth (i) the monthly basic plus service rates charged to subscribers, (ii) the number of basic subscribers and pay units and
(iii) the range of franchise expiration dates for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. While the charge for basic plus service may have increased in some cases in 1993 as a result of the FCC's rate regulations, overall revenues may have decreased due to the elimination of charges for additional outlets and certain equipment. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1994, the Partnership's system operated approximately 1,600 miles of cable plant, passing approximately 102,000 homes, representing an approximate 68% penetration rate, and the Venture's systems operated approximately 4,400 miles of cable plant, passing approximately 424,000 homes, representing an approximate 55% penetration rate. Figures for numbers of subscribers, miles of cable plant and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                                                At December 31,
                                                                 -----------------------------------------------
  AUGUSTA, GEORGIA                                               1994                 1993                 1992
 -----------------                                               ------              ------               ------
  Monthly basic plus service rate                                $23.20               $23.20               $19.95
  Basic subscribers                                              66,337               64,173               62,730
  Pay units                                                      50,200               50,847               57,965

Franchise expiration dates range from December 1998 to October 2009.

                                                                                At December 31,
                                                                 -----------------------------------------------
  PALMDALE/LANCASTER, CALIFORNIA                                 1994                 1993                 1992
 -------------------------------                                 ------              ------               ------
  Monthly basic plus service rate                                $21.77               $21.77               $20.00
  Basic subscribers                                              59,702               56,372               53,947
  Pay units                                                      46,214               39,928               39,793

Franchise expiration dates range from February 1999 to October 2005.

                                                                                At December 31,
                                                                 -----------------------------------------------
  ALBUQUERQUE, NEW MEXICO                                        1994                 1993                 1992
 ------------------------                                        ------              ------               ------
  Monthly basic plus service rate                                $21.35               $21.00               $20.00
  Basic subscribers                                             106,835               98,555               92,916
  Pay units                                                      58,838               67,462               62,919

Franchise expiration dates range from January 1999 to August 2001.

The decrease in pay units between 1993 and 1994 was primarily due to the conversion of The Disney Channel to a basic plus service.

                                                                                At December 31,
                                                                 -----------------------------------------------
  TAMPA, FLORIDA                                                  1994                1993                 1992
 ---------------                                                 ------              ------               ------
  Monthly basic plus service rate                                $21.63               $21.63               $19.25
  Basic subscribers                                              61,413               58,145               58,711
  Pay units                                                      50,123               47,771               45,419


The Tampa franchise expires in December 1997. In 1990, the City of Tampa notified the Venture of its belief that the Venture was not in compliance with certain provisions of the franchise agreement. In September 1994, the City of Tampa and the Venture entered into a Second Amendment to Franchise Agreement providing for modifications to the franchise agreement as full and satisfactory resolution of the outstanding issues.

PROGRAMMING SERVICES

       Programming services provided by the Systems include local affiliates of the national broadcast networks, local independent broadcast channels, the traditional satellite services (e.g., American Movie Classics, Arts & Entertainment, Black Entertainment Network, C-SPAN, The Discovery Channel, Lifetime, Entertainment Sports Network, Home Shopping Network, Mind Extension University, Music Television, Nickelodeon, Turner Network Television, The Nashville Network, Video Hits One, and superstations WOR, WGN and TBS). The Partnership's Systems also provide a selection, which varies by system, of premium channel programming (e.g., Cinemax, Encore, Home Box Office, Showtime and The Movie Channel).

                           ITEM 3.  LEGAL PROCEEDINGS

       None.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None.


                                    PART II.

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
                      AND RELATED SECURITY HOLDER MATTERS

       While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of February 15, 1995, the approximate number of equity security holders in the Partnership was 8,076.

Item 6.  Selected Financial Data

                                                                          For the Year Ended December 31,
                                               ----------------------------------------------------------------------------------

Cable TV Fund 12-B                                 1994             1993             1992             1991             1990
- - ------------------                             --------------   --------------   --------------   --------------   --------------
Revenues                                      $26,956,006      $26,975,209      $25,369,064        $22,434,854        $19,938,259
Depreciation and Amortization                   9,380,877        8,897,796        8,415,058          8,003,545          7,055,545
Operating Income                                  249,558        1,816,948        1,937,255          1,205,903          1,860,690
Equity in Net Loss of Cable Television
    Joint Venture                              (1,182,039)      (1,063,449)      (1,336,385)        (1,636,665)       (1,970,017)
Net Loss                                       (3,368,245)      (1,463,979)      (2,300,652)        (4,003,891)       (4,556,190)
Net Loss per Limited Partnership Unit              (30.03)          (13.05)          (20.51)            (35.70)           (40.62)
Weighted average number of Limited
    Partnership Units outstanding                 111,035          111,035          111,035            111,035            111,035
General Partner's Deficit                        (304,152)        (270,470)        (255,830)          (232,823)         (192,784)
Limited Partners' Capital                      17,673,872       21,008,435       22,457,774         24,735,419         28,699,271
Total Assets                                   58,543,185       66,085,025       70,507,101         74,521,239         77,924,307
Debt                                           39,959,041       43,831,074       46,797,508         48,725,591         45,232,743
General Partner Advances                          112,495          163,266          289,033            215,769          2,067,861



                                                                      For the Year Ended December 31,
                                          -----------------------------------------------------------------------------------

Cable TV Fund 12-BCD                           1994             1993             1992             1991             1990
- - --------------------                      --------------   --------------   --------------   --------------   ---------------
Revenues                                   $ 92,823,076    $  89,131,530     $ 83,567,527      $78,049,505        $69,945,109
Depreciation & Amortization                  24,658,274       25,651,237       26,764,820       30,793,053         29,972,282
Operating Income (Loss)                         441,284          900,949       (1,087,963)      (4,930,588)        (6,260,721)
Net Loss                                    (12,876,242)     (11,584,416)     (14,884,365)     (17,828,600)       (21,459,885)
General Partners' Capital (Deficit)         (18,605,751)      (5,729,509)       5,854,907       20,739,272         38,567,872
Total Assets                                170,675,914      169,670,552      175,554,620      185,834,366        196,991,456
Debt                                        180,402,748      167,698,697      160,440,488      156,131,618        151,051,428
Jones Intercable, Inc. Advances                 616,810          188,430          511,646        4,606,840          1,228,418

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                               CABLE TV FUND 12-B
Results of Operations

         1994 Compared to 1993 -

         Revenues in the Augusta System decreased $19,203, or less than 1 percent, from $26,975,209 in 1993 to $26,956,006 in 1994. This decrease was due to the system's compliance with basic rate regulations issued by the FCC in regard to the 1992 Cable Act that became effective September 1, 1993. The decrease in revenues would have been greater but for the addition of 2,164 basic subscribers. Basic subscribers totalled 64,173 and 66,337 at December 31, 1993 and 1994, respectively. No other individual factor was significant to the decrease in revenues.

         Operating, general and administrative expense increased $878,022, or approximately 7 percent, from $13,054,665 in 1993 to $13,932,687 in 1994.
Operating, general and administrative expense represented 48 percent and 52 percent, respectively, of revenues in 1993 and 1994. Increases in programming fees, due in part to the increase in the subscriber base, accounted for approximately 47 percent of the increase in expenses. An increase in advertising sales related expense accounted for approximately 17 percent of the increase in expenses. No other individual factor contributed significantly to the increase in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $187,084, or approximately 6 percent, from $3,205,800 in 1993 to $3,392,884 in 1994. The increase was due to an increase in allocated expenses from the General Partner, although management fees decreased due to the decrease in revenues, upon which such fees are based. The General Partner has experienced increases in expenses, including personnel costs and reregulation costs. Depreciation and amortization increased $483,081, or approximately 5 percent, from $8,897,796 in 1993 to $9,380,877 in 1994 due to capital additions during 1993 and 1994.

         Operating income decreased $1,567,390, or approximately 86 percent, from $1,816,948 in 1993 to $249,558 in 1994 due to the decrease in revenues and the increases in operating, general and administrative expenses, allocated overhead from the General Partner and depreciation and amortization expense. Operating income before depreciation and amortization decreased $1,084,309, or approximately 10 percent, from $10,714,744 in 1993 to $9,630,435 in 1994 due to the decrease in revenues and the increases in operating, general and administrative expenses and allocated overhead from the General Partner.

         Interest expense increased $211,907, or approximately 9 percent, from $2,343,606 in 1993 to $2,555,513 in 1994 due to higher effective interest rates on interest bearing obligations despite lower balances on such outstanding obligations. Loss before equity in net loss of cable television joint venture increased $1,785,676, from $400,530 in 1993 to $2,186,206 in 1994, primarily due to the decrease in operating income and to the increase in interest expense. Such losses are the result of the factors discussed above.

         1993 Compared to 1992 -

         Revenues in the Partnership's Augusta System increased $1,606,145, or approximately 6 percent, from $25,369,064 in 1992 to $26,975,209 in 1993.
Basic service rate adjustments accounted for approximately 44 percent of the increase in revenues. An increase in the subscriber base accounted for approximately 42 percent of the increase in revenues. The Augusta System added approximately 1,500 basic subscribers between December 31, 1992 and 1993, an increase of 2 percent. An increase in advertising sales revenues accounted for approximately 10 percent of the increase in revenues. No other individual factor was significant to the increase in revenues. The increase in revenue would have been greater but for the reduction in basic rates due to the basic rate regulations issued by the FCC in May 1993 with which the Partnership complied effective September 1, 1993.

         Operating, general and administrative expense increased $1,002,314, or approximately 8 percent, from $12,052,351 in 1992 to $13,054,665 in 1993.
Operating, general and administrative expense represented 48 percent of revenues in 1993 and 1992. Increases in programming fees, due in part to the increase in the subscriber base, accounted for approximately 55 percent of the increase in expenses. An increase in advertising sales related expense, due in part to the increase in advertising revenues, accounted for approximately 16 percent of the increase in expenses. No other individual factor contributed significantly to the increase in operating, general and administrative expenses. Management fees and allocated overhead from the General Partner increased $241,400, or approximately 8 percent, from $2,964,400 in 1992 to $3,205,800 in 1993. The increase was due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from the General Partner. Depreciation and amortization increased $482,738, or approximately 6 percent, from $8,415,058 in 1992 to $8,897,796 in 1993 due to capital additions during 1992 and 1993.

         Operating income decreased $120,307, or approximately 6 percent, from $1,937,255 in 1992 to $1,816,948 in 1993 due to the increases in operating, general and administrative expense, management fees and allocated overhead from the General Partner together with depreciation and amortization expense exceeding the increase in revenue. Operating income before depreciation and amortization increased $362,431, or approximately 4 percent, from $10,352,313 in 1992 to $10,714,744 in 1993 due to the increase in revenues exceeding the increases in operating, general and administrative expenses, management fees and allocated overhead from the General Partner.

         Interest expense decreased $546,251, or approximately 19 percent, from $2,889,857 in 1992 to $2,343,606 in 1993 due primarily to lower effective interest rates on interest bearing obligations and a lower outstanding balance on the Partnership's credit facility. Loss before equity in net loss of cable television joint venture decreased $533,737, or approximately 57 percent, from $934,267 in 1992 to $400,530 in 1993 primarily due to the decrease in interest expense and increase in operating income. Such losses are the result of the factors discussed above.

         In addition to the Augusta System owned by it, the Partnership also owns an approximate 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). See Management's Discussion and Analysis of the Venture for details pertaining to its operations.

Financial Condition

         On February 22, 1995, the General Partner entered into a Purchase and Sale Agreement (the "Agreement") with the Partnership, providing for the sale by the Partnership to the General Partner of the Augusta System. The purchase price for the Augusta System is $141,718,000, subject to certain closing adjustments provided by the Agreement. Closing of the sale is subject to a number of conditions, including the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. The purchase price represents the average of three separate independent appraisals of the fair market value of the Augusta System. Subject to the satisfaction of closing conditions, the transaction is expected to close during 1995. The Partnership will retain its interest in the Venture.

         During 1994, capital expenditures totaled approximately $4,035,000 in the Partnership's Augusta System. Approximately 40 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 23 percent of these expenditures related to the construction of new cable plant. The remaining expenditures were for various system enhancements. Funding for these expenditures was provided by cash on hand and cash generated from operations. During 1995, the Partnership plans to expend approximately $4,484,000 for capital additions. Approximately $1,423,000, or approximately 32 percent, will be used for the construction of service drops to subscribers homes. Approximately $970,000, or approximately 22 percent, will be used to construct new cable plant. The remainder of the anticipated expenditures is for various enhancements in the Augusta System. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations. Depending upon the timing of the closing of the sale of the Augusta System to the General Partner discussed above, the Partnership likely will make only the portion of the budgeted capital expenditures scheduled to be made during the Partnership's continued ownership of the Augusta System.

         The balance outstanding on the Partnership's credit facility as of December 31, 1994 was $39,770,000. On December 31, 1991, the then outstanding principal balance of $48,500,000 was converted to a term loan payable in 12 consecutive quarterly installments beginning March 31, 1992 and ending December 31, 1994. The Partnership paid $3,880,000 in such installments during 1994.
In December 1994, the General Partner refinanced the credit facility to extend the life of the term loan to December 31, 1999. The term loan will continue to be payable in consecutive quarterly installments. Interest on this agreement is at the Partnership's option of the base rate plus 1/2 percent, where base rate is defined as the greater of the Prime Rate or the Federal Funds Rate plus 1/2 percent, or the CD rate plus 1-5/8 percent or the London Interbank Offered
Rate plus 1-1/2 percent.   This loan is expected to be paid in full upon
closing of the sale of the Augusta System to the General Partner as discussed above.

         In addition to the Augusta System, which is 100 percent owned, the Partnership owns an approximate 9 percent interest in the Venture. The Partnership's investment in the Venture, accounted for under the equity method, decreased by $1,182,039 in 1994 to a deficit of $1,804,126. This decrease represents the Partnership's proportionate share of losses generated by the Venture. These losses are expected to continue during the coming year.

Regulation and Legislation


         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation of the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates.

         The Partnership has filed a cost-of-service showing for the Augusta System and thus anticipates no further reductions in rates. The cost-of-service showing has not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions until such final approval is received. See Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

                          CABLE TV FUND 12-BCD VENTURE

Results of Operations

          1994 Compared to 1993

         Revenues of Cable TV Fund 12-BCD Venture (the "Venture") increased $3,691,546, or approximately 4 percent, from $89,131,530 in 1993 to $92,823,076 in 1994. Between December 31, 1993 and 1994, the Venture added 14,878 basic subscribers, an increase of approximately 7 percent. This increase in basic subscribers accounted for approximately 37 percent of the increase in revenues. Increases in advertising sales revenue accounted for approximately 28 percent of the increase in revenues. Increases in premium service and pay-per-view revenues accounted for approximately 27 percent of the increase. The increase in revenues would have been greater but for the reduction in basic rates due to new basic rate regulations issued by the FCC in May 1993 with which the Venture complied effective September 1, 1993. No other single factor significantly affected the increase in revenues.

         Operating, general and administrative expenses in the Venture's systems increased $4,057,270, or approximately 8 percent, from $52,073,984 in 1993 to $56,131,254 in 1994. Operating, general and administrative expense represented 58 percent and 60 percent of revenue in 1993 and in 1994, respectively. The increase in operating, general and administrative expense was due to increases in subscriber related costs, programming fees and marketing related costs. No other single factor significantly affected the increase in operating, general and administrative expenses. Management fees and allocated overhead from Jones Intercable, Inc. increased $1,086,904, or approximately 10 percent, from $10,505,360 in 1993 to $11,592,264 in 1994 due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from Jones Intercable, Inc. Depreciation and amortization expense decreased $992,963, or approximately 4 percent, from $25,651,237 in 1993 to $24,658,274 in 1994. The decrease is due to the maturation of the Venture's asset base.

         The Venture's operating income decreased $459,665 or approximately 51 percent, from $900,949 in 1993 to $441,284 in 1994. This decrease is the result of increases in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc. exceeding the increases in revenue and offset by the decreases in depreciation and amortization expenses. Operating income before depreciation and amortization decreased $1,452,628, or approximately 5 percent, from $26,552,186 in 1993 to $25,099,558 in 1994. This decrease is due to the increase in operating, general, and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc. exceeding the increase in revenues.

         Interest expense increased $1,318,943, or 11 percent, from $11,989,130 in 1993 to $13,308,073 in 1994 due to higher interest rates and higher outstanding balances on interest bearing obligations.

         Net loss increased $1,291,826, or approximately 11 percent, from $11,584,416 in 1993 to $12,876,242 in 1994 due to the factors discussed above.

         1993 Compared to 1992

         Revenues of the Venture increased $5,564,003, or approximately 7 percent, from $83,567,527 in 1992 to $89,131,530 in 1993. Between December 31,
1992 and 1993, the Venture added 7,498 basic subscribers, an increase of approximately 4 percent. This increase in basic subscribers accounted for approximately 32 percent of the increase in revenues. Basic service rate adjustments were responsible for approximately 38 percent of the increase in revenues. Increases in advertising sales revenue accounted for approximately 12 percent of the increase in revenues. Increases in pay-per-view revenue accounted for approximately 14 percent of the increase. The increase in revenues would have been greater but for the reduction in basic rates due to the basic rate regulations issued by the FCC in May 1993 with which the Venture complied effective September 1, 1993. No other single factor significantly affected the increase in revenues.

         Operating, general and administrative expenses in the Venture's systems increased $3,941,804, or approximately 8 percent, from $48,132,180 in 1992 to $52,073,984 in 1993. Operating, general and administrative expense represented 58 percent of revenue in 1993 and in 1992. The increase in operating, general and administrative expense was due to increases in subscriber related costs, programming fees and marketing related costs. No other single factor significantly due to the increase in revenues, upon which such fees and allocations are based, and an increase in allocated expenses from Jones Intercable, Inc. Depreciation and amortization expense decreased $1,113,583, or approximately 4 percent, from $26,764,820 in 1992 to $25,651,237 in 1993. The decrease was due to the maturation of the Venture's asset base.

         The Venture recorded operating income of $900,949 for 1993 compared to an operating loss of $1,087,963 for 1992. This change is the result of increases in revenue and the decreases in depreciation and amortization expenses exceeding the increases in operating, general and administrative expenses and management fees and allocated overhead from Jones Intercable, Inc. Operating income before depreciation and amortization increased $875,329, or approximately 3 percent, from $25,676,857 in 1992 to $26,552,186 in 1993. This increase was due to the increase in revenues exceeding the increase in operating, general, and administrative expenses and administrative fees and allocated overhead from Jones Intercable, Inc.

         Interest expense decreased $33,744, or less than 1 percent, from $12,022,874 in 1992 to $11,989,130 in 1993 due to lower interest rates on interest bearing obligations, which were offset, in part, by higher balances on such obligations. The 1992 expense primarily represented the Sunbelt litigation settlement. The settlement was accrued by the Venture in 1992 and paid by the Venture in March 1993.

         Net loss decreased $3,299,949, or approximately 22 percent, from $14,884,365 in 1992 to $11,584,416 in 1993 due to the factors discussed above. These losses are expected to continue in the future.


Financial Condition

         Capital expenditures for the Venture totaled approximately $21,000,000 during 1994. Service drops to homes accounted for approximately 30 percent of the capital expenditures. New plant construction accounted for approximately 19 percent of the capital expenditures. Approximately 7 percent of capital expenditures was for converters. The upgrade of the Venture's Albuquerque, New Mexico system accounted for approximately 5 percent of capital expenditures. The remaining expenditures related to various system enhancements. These capital expenditures were funded primarily from cash generated from operations and borrowings under the Venture's credit facility. Expected capital expenditures for 1995 are approximately $20,000,000. Service drops to homes are anticipated to account for approximately 32 percent. Approximately 23 percent of budgeted capital expenditures is for new plant construction. The remainder of the expenditures are for various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility. The Venture has sufficient sources of capital available in its ability to generate cash from operations and to borrow under its credit facility to meet its presently anticipated needs.

         The Venture's debt arrangements consist of $93,000,000 of Senior Notes placed with a group of institutional lenders and a revolving credit agreement with a group of commercial bank lenders.

         The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes call for interest only payments for the first four years, with interest and accelerating amortization of principal payments for the next four years. Interest is payable semi-annually. The Senior Notes carry a "make-whole" premium, which is a prepayment penalty, if the notes are prepaid prior to maturity. The make-whole premium protects the lenders in the event that prepaid funds are reinvested at a rate below 8.64 percent, and is calculated per the note agreement.

         The revolving credit period on the Venture's $90,000,000 credit facility expired on March 31, 1994. The then- outstanding balance of $84,300,000 converted to a term loan payable in quarterly installments which began June 30, 1994. The Venture repaid $758,700 of this loan in the second quarter. In September 1994, however, the General Partner completed negotiations to extend the revolving credit period and revised the commitment to $87,000,000. The balance outstanding at December 31, 1994 was $86,541,300. Under the new terms of this credit facility, the loan will convert to a term loan on March 31, 1996 with quarterly installments beginning June 30, 1996 and a final payment due March 31, 2000. Interest is at the Venture's option of LIBOR plus 1.25 percent to 1.75 percent, the CD rate plus 1.375 percent to
1.875 percent or the Base Rate plus 0 percent to .50 percent. The effective interest rates on amounts outstanding on the Venture's term credit facility as of December 31, 1994 and 1993 were 7.26 percent and 5.08 percent, respectively.

         Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

Regulation and Legislation

         On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation in the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Venture has filed cost-of-service showings for its systems and thus anticipates no further reductions in rates. The cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's cost-of-service showing will prevent further rate reductions until such final approval is received. See Item 1 for further discussion of the provisions of the 1992 Cable Act and the FCC regulations promulgated thereunder.

Item 8.  Financial Statements
- - -----------------------------


                             CABLE TV FUND 12-B AND
                             ----------------------
                          CABLE TV FUND 12-BCD VENTURE
                          ----------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                        AS OF DECEMBER 31, 1994 AND 1993
                        --------------------------------

                                     INDEX
                                     -----



                                                              Page
                                                  -----------------------------

                                                      12-B            12-BCD
                                                      ----            ------

Report of Independent Public Accountants               20               31

Balance Sheets                                         21               32

Statements of Operations                               23               34

Statements of Partners' Capital (Deficit)              24               35

Statements of Cash Flows                               25               36

Notes to Financial Statements                          26               37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 12-B:

                 We have audited the accompanying balance sheets of CABLE TV FUND 12-B (a Colorado limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-B as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                          ARTHUR ANDERSEN LLP


Denver, Colorado,
  March 8, 1995.

                               CABLE TV FUND 12-B
                            (A Limited Partnership)

                                 BALANCE SHEETS


                                                                                               December 31,
                                                                                   ----------------------------------

                 ASSETS                                                                  1994               1993
                 ------                                                            ---------------      -------------
CASH                                                                                $  3,782,989         $  4,856,992

TRADE RECEIVABLES, less allowance for doubtful receivables of
  $79,128 and $90,839 at December 31, 1994 and 1993, respectively                        860,247            1,011,740

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                              78,503,036           74,468,377
  Less- accumulated depreciation                                                     (37,429,022)         (30,740,891)
                                                                                    ------------         ------------

                                                                                      41,074,014           43,727,486

  Franchise costs, net of accumulated amortization of $25,063,424
    and $22,377,932 at December 31, 1994 and 1993, respectively                       14,051,348           16,736,840
  Loss in excess of investment in cable television joint venture                      (1,804,126)            (622,087)
                                                                                    ------------         ------------

         Total investment in cable television properties                              53,321,236           59,842,239

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                          578,713              374,054
                                                                                    ------------         ------------

                 Total assets                                                       $ 58,543,185         $ 66,085,025
                                                                                    ============         ============


                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                               CABLE TV FUND 12-B
                            (A Limited Partnership)

                                 BALANCE SHEETS

                                                                                                 December 31,
                                                                                  ------------------------------------

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                           1994                   1993
- - -------------------------------------------                                       -------------          -------------
LIABILITIES:
  Debt                                                                            $ 39,959,041           $ 43,831,074
  Accounts payable-
    Trade                                                                               63,438                136,325
    General Partner                                                                    112,495                163,266
  Accrued liabilities                                                                  924,648              1,091,860
  Subscriber prepayments                                                               113,843                124,535
                                                                                  ------------           ------------

                 Total liabilities                                                  41,173,465             45,347,060
                                                                                  ------------           ------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                                  1,000                  1,000
    Accumulated deficit                                                               (305,152)              (271,470)
                                                                                  ------------           ------------

                                                                                      (304,152)              (270,470)
                                                                                  ------------           ------------

  Limited Partners-
    Net contributed capital (111,035 units outstanding at
      December 31, 1994 and 1993)                                                   47,645,060             47,645,060
    Accumulated deficit                                                            (29,971,188)           (26,636,625)
                                                                                  ------------           ------------

                                                                                    17,673,872             21,008,435
                                                                                  ------------           ------------

                 Total liabilities and partners' capital (deficit)                $ 58,543,185           $ 66,085,025
                                                                                  ============           ============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                               CABLE TV FUND 12-B
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                 Year Ended December 31,
                                                               -----------------------------------------------------------


                                                                     1994                1993                   1992
                                                               ----------------    ----------------       ----------------
REVENUES                                                      $  26,956,006          $  26,975,209        $  25,369,064

COSTS AND EXPENSES:
  Operating, general and administrative                          13,932,687             13,054,665           12,052,351
  Management fees and allocated overhead from
    General Partner                                               3,392,884              3,205,800            2,964,400
  Depreciation and amortization                                   9,380,877              8,897,796            8,415,058
                                                              -------------          -------------        -------------

OPERATING INCOME                                                    249,558              1,816,948            1,937,255
                                                              -------------          -------------        -------------

OTHER INCOME (EXPENSE):
  Interest expense                                               (2,555,513)            (2,343,606)          (2,889,857)
  Other, net                                                        119,749                126,128               18,335
                                                              -------------          -------------        -------------

         Total other income (expense)                            (2,435,764)            (2,217,478)          (2,871,522)
                                                              -------------          -------------        -------------

LOSS BEFORE EQUITY IN NET LOSS OF
  CABLE TELEVISION JOINT VENTURE                                 (2,186,206)              (400,530)            (934,267)

EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                                       (1,182,039)            (1,063,449)          (1,366,385)
                                                              -------------          -------------        -------------

NET LOSS                                                      $  (3,368,245)         $  (1,463,979)       $  (2,300,652)
                                                              =============          =============        =============

ALLOCATION OF NET LOSS:
  General Partner                                             $     (33,682)         $     (14,640)       $     (23,007)
                                                              =============          =============        =============

  Limited Partners                                            $  (3,334,563)         $  (1,449,339)       $  (2,277,645)
                                                              =============          =============        =============

NET LOSS PER LIMITED PARTNERSHIP UNIT                         $      (30.03)         $      (13.05)       $      (20.51)
                                                              =============          =============        =============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                     111,035                111,035              111,035
                                                              =============          =============        =============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-B
                            (A Limited Partnership)

                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)


                                                                                        Year Ended December 31,
                                                                    ---------------------------------------------------------

                                                                          1994                 1993                 1992
                                                                    ----------------     ----------------      --------------
GENERAL PARTNER:
  Balance, beginning of period                                      $   (270,470)         $    (255,830)       $  (232,823)
  Net loss for period                                                    (33,682)               (14,640)           (23,007)
                                                                    ------------          -------------        -----------

  Balance, end of period                                            $   (304,152)         $   (270,470)        $  (255,830)
                                                                    ============          ============         ===========


LIMITED PARTNERS:
  Balance, beginning of period                                      $21,008,435           $22,457,774          $24,735,419
  Net loss for period                                                (3,334,563)           (1,449,339)          (2,277,645)
                                                                    -----------           -----------          -----------

  Balance, end of period                                            $17,673,872           $21,008,435          $22,457,774
                                                                    ===========           ===========          ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-B
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOW


                                                                                        Year Ended December 31,
                                                                    ----------------------------------------------------------

                                                                          1994                 1993                  1992
                                                                    ----------------     ----------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(3,368,245)          $(1,463,979)        $(2,300,652)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                       9,380,877             8,897,796           8,415,058
    Amortization of interest rate protection contract                       -                    -                   33,963
    Equity in net loss of cable  television joint venture               1,182,039             1,063,449           1,366,385
    Decrease (increase) in trade receivables                              151,493              (109,776)           (302,528)
    Decrease (increase) in deposits, prepaid expenses
      and deferred charges                                               (211,913)              119,594            (409,048)
    Increase (decrease) in trade accounts payable,
     accrued liabilities and subscriber prepayments                      (250,791)              134,104             141,333
    Increase (decrease) in amount due General Partner                     (50,771)             (125,767)             73,264
                                                                      -----------           -----------         -----------

         Net cash provided by operating activities                      6,832,689             8,515,421           7,017,775
                                                                      -----------           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                     (4,034,659)           (4,096,862)         (3,840,518)
                                                                      -----------           -----------         -----------

         Net cash used in investing activities                         (4,034,659)           (4,096,862)         (3,840,518)
                                                                      -----------           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                  124,133                 74,766             162,465
Repayment of debt                                                      (3,996,166)           (3,041,200)         (2,090,548)
                                                                      -----------           -----------         -----------

         Net cash used in financing activities                         (3,872,033)           (2,966,434)         (1,928,083)
                                                                      -----------           -----------         -----------

Increase (decrease) in cash                                            (1,074,003)            1,452,125           1,249,174

Cash, beginning of period                                               4,856,992             3,404,867           2,155,693
                                                                      -----------           -----------         -----------

Cash, end of period                                                   $ 3,782,989           $ 4,856,992         $ 3,404,867
                                                                      ===========           ===========         ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                       $ 2,806,739           $ 2,374,601         $ 2,606,651
                                                                      ===========           ===========         ===========


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                               CABLE TV FUND 12-B
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

                 Cable TV Fund 12-B, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on June 5, 1985, under a public program sponsored by Jones Intercable, Inc. The Partnership was formed to acquire, construct, develop and operate cable television systems. Jones Intercable, Inc., a publicly held Colorado corporation, is the "General Partner" and manages the Partnership. The General Partner and its subsidiaries also own and operate cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

                 In addition to the Augusta, Georgia cable television system, which it directly owns, the Partnership owns an approximate 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"), through a capital contribution made to the Venture in April 1986 of $12,437,500. The Venture acquired certain cable television systems in New Mexico, California and Florida during 1986.
The Venture incurred losses of $12,876,242, $11,584,416 and $14,884,365 in
1994, 1993 and 1992, respectively, of which $1,182,039, $1,063,449 and
$1,366,385 was allocated to the Partnership during 1994, 1993 and 1992, respectively.

         Contributed Capital

                 The capitalization of the Partnership is set forth in the accompanying statements of partners' capital (deficit). No limited partner is obligated to make any additional contributions to partnership capital.

                 The General Partner purchased its interest in the Partnership by contributing $1,000 to partnership capital.

                 All profits and losses of the Partnership are allocated 99 percent to the limited partners and 1 percent to the General Partner, except for income or gain from the sale or disposition of cable television properties, which will be allocated to the partners based upon a formula set forth in the partnership agreement, and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

                 The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Partnership's tax returns are also prepared on the accrual basis.

         Investment in Cable Television Joint Venture

                 The Partnership's investment in the Venture is accounted for under the equity method due to the Partnership's influence on the Venture as a General Partner. The operations of the Venture are significant to the Partnership and should be reviewed in conjunction with these financial statements. Reference is made to the accompanying financial statements of the Venture on pages 31 to 41.

         Property, Plant and Equipment

                 Depreciation of property, plant and equipment is provided primarily using the straight-line method over the following estimated service lives:

                 Cable distribution systems                              5 - 12 years
                 Equipment and tools                                      3 - 5 years
                 Office furniture and equipment                               5 years
                 Buildings                                              10 - 20 years
                 Vehicles                                                     3 years

                 Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

                 Costs assigned to franchises are being amortized using the straight-line method over the following remaining estimated useful lives:

                 Franchise costs                                          4 - 9 years

         Revenue Recognition

                 Subscriber prepayments are initially deferred and recognized as revenue when earned.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Management Fees, Distribution Ratios and Reimbursements

                 The General Partner manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the years ended December 31, 1994, 1993 and 1992 (excluding the Partnership's nine percent interest in the Venture) were $1,347,800, $1,348,760 and $1,268,453, respectively.

                 Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) are allocated 99 percent to the limited partners and 1 percent to the General Partner. Any distributions other than interest income on limited partnership subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, will be made as follows: first, to the limited partners in an amount which, together with all prior distributions, will equal the amount initially contributed by the limited partners; the balance, 75 percent to the limited partners and 25 percent to the General Partner.

                 The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues and/or the cost of assets managed for the partnership. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which the General Partner believes provides a more accurate method of allocation. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the General Partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Reimbursements by the Partnership to the General Partner for allocated overhead and administrative expenses (excluding the Partnership's nine percent interest in the Venture) were $2,045,084, $1,857,040, and $1,695,947 in 1994, 1993, and 1992, respectively.

                 The Partnership was charged interest on amounts due the General Partner at a rate which approximated the General Partner's weighted average cost of borrowing. Total interest charged the Partnership by the General Partner was $9,903, $-0- and $29,205 in 1994, 1993 and 1992,
respectively.

         Payments to/from Affiliates for Programming Services

                 The Partnership receives programming from Superaudio, The Mind Extension University and Jones Computer Network, affiliates of the General Partner. Payments to Superaudio totaled $39,929, $40,882 and $40,430 in 1994, 1993 and 1992, respectively. Payments to The Mind Extension University totaled $36,178, $23,769 and $23,165 in 1994, 1993 and 1992, respectively. Payments to
Jones Computer Network, which initiated service in 1994, totaled $5,373.

                 The Partnership receives a commission from Product Information Network, an affiliate of Intercable, based on a percentage of advertising sales and number of subscribers. Product Information Network, which initiated service in 1994, paid commissions to the Partnership totalling $24,531.

(4)      PROPERTY, PLANT AND EQUIPMENT

                 Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:

                                                                                   December 31,
                                                                    ----------------------------------------
                                                                          1994                   1993
                                                                    ----------------       -----------------
                 Cable distribution system                           $ 74,244,802           $ 70,454,984
                 Equipment and tools                                    1,124,216              1,042,724
                 Office furniture and equipment                           996,451                967,465
                 Buildings                                                644,202                638,475
                 Vehicles                                               1,364,365              1,235,729
                 Land                                                     129,000                129,000
                                                                     ------------           ------------
                                                                       78,503,036             74,468,377
                 Less- accumulated depreciation                       (37,429,022)           (30,740,891)
                                                                     ------------           ------------

                                                                     $ 41,074,014           $ 43,727,486
                                                                     ============           ============

(5)      DEBT


                 Debt consists of the following:                                  December 31,
                                                                    ---------------------------------------

                                                                          1994                  1993
                                                                    ----------------       ----------------
                 Lending institutions-
                   Term loan                                          $39,770,000            $43,650,000

                 Capital lease obligations                                189,041                181,074
                                                                      -----------            -----------

                                                                      $39,959,041            $43,831,074
                                                                      ===========            ===========

                 The balance outstanding on the Partnership's credit facility as of December 31, 1994 was $39,770,000. On December 31, 1991, the then outstanding principal balance of $48,500,000 was converted to a term loan payable in 12 consecutive quarterly installments beginning March 31, 1992 and ending December 31, 1994. The Partnership paid $3,880,000 in such installments during 1994. In December 1994, the General Partner refinanced the credit facility to extend the life of the term loan to December 31, 1999. The term loan will continue to be payable in consecutive quarterly installments. Interest on this agreement is at the Partnership's option of the base rate plus 1/2 percent, where base rate is defined as the greater of the Prime Rate or the Federal Funds Rate plus 1/2 percent, or the CD rate plus 1-5/8 percent or the
London Interbank Offered Rate plus 1-1/2 percent.   This loan is expected to be
paid in full upon closing of the sale of the Augusta System to the General Partner as discussed in Note 8.

                 The effective interest rates on outstanding obligations as of December 31, 1994 and 1993 were 7.64 percent and 4.98 percent, respectively.

                 Installments due on debt principal for each of the five years in the period ending December 31, 1999, respectively, are: $5,027,962, $7,016,462, $9,004,962, $8,967,155 and $9,942,500. At December 31, 1994,
substantially all of the Partnership's property, plant and equipment secured the above indebtedness.

(6)      INCOME TAXES

                 Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The Federal and state income tax returns of the Partnership are prepared and filed by the General Partner.

                 The Partnership's tax returns, the qualification of the partnership as such for tax purposes, and the amount of distributable partnership income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Partnership's qualification as such, or in changes with respect to the Partnership's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

                 Taxable loss reported to the partners is different from that reported in the statements of operations due to the difference in depreciation recognized under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable loss and the net loss reported in the statements of operations.

(7)      COMMITMENTS AND CONTINGENCIES

                 On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation in the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Partnership has filed a cost-of-service showing in its Augusta System and anticipates no further reductions in rates. The cost-of-service showing has not received final approval from franchising authorities.

                 The Partnership rents office and other facilities under various long-term operating lease arrangements. Rent paid under such lease arrangements totaled $19,907, $19,575 and $19,351, respectively, for the years ended December 31, 1994, 1993 and 1992. Minimum commitments for each of the five years in the period ending December 31, 1999, and thereafter are as follows:

                 1995                               $21,219
                 1996                                16,400
                 1997                                14,400
                 1998                                14,400
                 1999                                 7,400
                 Thereafter                             200
                                                    -------

                                                    $74,019
                                                    =======

(8)      SALE OF CABLE TELEVISION SYSTEM

         On February 22, 1995, the General Partner entered into a Purchase and Sale Agreement (the "Agreement") with the Partnership, providing for the sale by the Partnership to the General Partner of the Augusta System. The purchase price for the Augusta System is $141,718,000, subject to certain closing adjustments provided by the Agreement. Closing of the sale is subject to a number of conditions, including the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. The purchase price represents the average of three separate independent appraisals of the fair market value of the Augusta System. Subject to the satisfaction of closing conditions, the transaction is expected to close during 1995. The Partnership will retain its interest in the Venture.

(9)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

             Supplementary profit and loss information for the respective years are presented below:


                                                                                  Year Ended December 31,
                                                                    -------------------------------------------------

                                                                         1994               1993              1992
                                                                    --------------     --------------    ------------
                 Maintenance and repairs                             $   169,466        $   151,258      $   171,974
                                                                     ===========        ===========      ===========

                 Taxes, other than income and payroll taxes          $   232,068        $   232,174      $   224,415
                                                                     ===========        ===========      ===========

                 Advertising                                         $   212,018        $   136,524      $   165,447
                                                                     ===========        ===========      ===========

                 Depreciation of property,  plant and equipment      $ 6,695,385        $ 6,212,303      $ 5,729,566
                                                                     ===========        ===========      ===========

                 Amortization of intangible assets                   $ 2,685,492        $ 2,685,493      $ 2,685,492
                                                                     ===========        ===========      ===========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 12-BCD Venture:

                 We have audited the accompanying balance sheets of CABLE TV FUND 12-BCD VENTURE (a Colorado general partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

                 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-BCD Venture as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.




                                        ARTHUR ANDERSEN LLP



Denver, Colorado,
  March 8, 1995.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                               December 31,
                                                                             --------------------------------------------

                 ASSETS                                                            1994                      1993
                 ------                                                      -----------------        ------------------
CASH AND CASH EQUIVALENTS                                                    $   4,391,602            $   1,962,657

RECEIVABLES:
  Trade receivables, less allowance for doubtful receivables of $339,139
    and $265,542 at December 31, 1994 and 1993, respectively                     3,807,271                2,954,487
  Affiliated entity                                                                159,137                  159,137

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                       272,998,315              251,810,225
  Less- accumulated depreciation                                              (135,711,082)            (117,498,465)
                                                                             -------------            -------------

                                                                               137,287,233              134,311,760
  Franchise costs, net of accumulated amortization of $48,828,848 and
    $43,008,846 at December 31, 1994 and 1993, respectively                     18,219,795               23,539,797
  Subscriber lists, net of accumulated amortization of $32,743,306 and
    $32,420,504 at December 31, 1994 and 1993, respectively                         -                       322,802
  Cost in excess of interests in net assets purchased, net of accumulated amortization of $1,280,756 and $1,128,284 at December 31, 1994
    and 1993, respectively                                                       4,775,672                4,928,144
                                                                             -------------            -------------

                 Total investment in cable television properties               160,282,700              163,102,503

DEPOSITS, PREPAID EXPENSES AND DEFERRED
  CHARGES                                                                        2,035,204                1,491,768
                                                                             -------------            -------------

                 Total assets                                                $ 170,675,914            $ 169,670,552
                                                                             =============            =============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                                 BALANCE SHEETS


                                                                                          December 31,
                                                                             --------------------------------------

     LIABILITIES AND PARTNERS' DEFICIT                                           1994                     1993
     ---------------------------------                                       -------------            -------------
LIABILITIES:
  Debt                                                                       $ 180,402,748            $ 167,698,697
  Accounts payable-
    Trade                                                                          491,846                  830,408
    Jones Intercable, Inc.                                                         616,810                  188,430
  Accrued liabilities                                                            7,125,482                6,003,390
  Subscriber prepayments                                                           644,779                  679,136
                                                                             -------------            -------------

                 Total liabilities                                             189,281,665              175,400,061
                                                                             -------------            -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' DEFICIT:
  Contributed capital                                                          135,490,944              135,490,944
  Accumulated deficit                                                         (154,096,695)            (141,220,453)
                                                                             -------------            -------------

                                                                               (18,605,751)              (5,729,509)
                                                                             -------------            -------------

                 Total liabilities and partners' deficit                     $ 170,675,914            $ 169,670,552
                                                                             =============            =============


                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS


                                                                                      Year Ended December 31,
                                                                 ------------------------------------------------------------------

                                                                       1994                    1993                      1992
                                                                 ---------------         ----------------           ---------------
REVENUES                                                        $  92,823,076              $  89,131,530              $  83,567,527

COSTS AND EXPENSES:
  Operating, general and administrative                            56,131,254                 52,073,984                 48,132,180
  Management fees and allocated overhead from
    Jones Intercable, Inc.                                         11,592,264                 10,505,360                  9,758,490
  Depreciation and amortization                                    24,658,274                 25,651,237                 26,764,820
                                                                -------------              -------------              -------------

OPERATING INCOME (LOSS)                                               441,284                    900,949                 (1,087,963)
                                                                -------------              -------------              -------------

OTHER INCOME (EXPENSE):
  Interest expense                                                (13,308,073)               (11,989,130)               (12,022,874)
  Gain on sale of assets                                               -                         -                          935,305
  Other, net                                                           (9,453)                  (496,235)                (2,708,833)
                                                                -------------              -------------              -------------

         Total other income (expense)                             (13,317,526)               (12,485,365)               (13,796,402)
                                                                -------------              -------------              -------------

NET LOSS                                                        $ (12,876,242)             $ (11,584,416)             $ (14,884,365)
                                                                =============              =============              =============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)


                                                                                      Year Ended December 31,
                                                                 ----------------------------------------------------------------

                                                                       1994                     1993                   1992
                                                                 ---------------          ----------------      -----------------
CABLE TV FUND 12-B (9%):
  Balance, beginning of year                                     $    (622,087)           $     441,362         $   1,807,747
  Net loss for year                                                 (1,182,039)              (1,063,449)           (1,366,385)
                                                                 -------------            -------------         -------------

  Balance, end of year                                           $  (1,804,126)           $    (622,087)        $     441,362
                                                                 =============            =============         =============

CABLE TV FUND 12-C (15%):
  Balance, beginning of year                                     $  (1,035,256)           $     734,611         $   3,008,644
  Net loss for year                                                 (1,967,232)              (1,769,867)           (2,274,033)
                                                                 -------------            -------------         -------------

  Balance, end of year                                           $  (3,002,488)           $  (1,035,256)        $     734,611
                                                                 =============            =============         =============

CABLE TV FUND 12-D (76%):
  Balance, beginning of year                                     $  (4,072,166)           $   4,678,934         $  15,922,881
  Net loss for year                                                 (9,726,971)              (8,751,100)          (11,243,947)
                                                                 -------------            -------------         -------------

  Balance, end of year                                           $ (13,799,137)           $  (4,072,166)        $   4,678,934
                                                                 =============            =============         =============

TOTAL:
  Balance, beginning of year                                     $  (5,729,509)           $   5,854,907         $  20,739,272
  Net loss for year                                                (12,876,242)             (11,584,416)          (14,884,365)
                                                                 -------------            -------------         -------------

  Balance, end of year                                           $ (18,605,751)           $  (5,729,509)        $   5,854,907
                                                                 =============            =============         =============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS


                                                                                      Year Ended December 31,
                                                                 ---------------------------------------------------------------

                                                                       1994                  1993                  1992
                                                                 ---------------       ----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (12,876,242)         $ (11,584,416)       $   (14,884,365)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                 24,658,274             25,651,237             26,764,820
      Gain on sale of cable television system                           -                      -                    (935,305)
      Amortization of interest rate protection contract                 -                      -                     263,574
      Amortization of loan fees                                        151,380                121,062                 90,797
      Increase in trade receivables                                   (852,784)              (147,286)              (457,715)
      Increase in deposits, prepaid
        expenses and deferred charges                                 (694,816)              (434,700)            (2,155,866)
      Increase (decrease) in trade accounts payable,
        accrued liabilities and subscriber prepayments                 749,173             (1,234,645)             4,390,946
      Increase (decrease) in amount due
        Jones Intercable, Inc.                                         428,380               (323,216)            (4,095,194)
                                                                 -------------          -------------        ---------------

         Net cash provided by operating activities                  11,563,365             12,048,036              8,981,692
                                                                 -------------          -------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                          (21,338,471)           (18,711,639)           (15,777,221)
  Proceeds from the sale of cable television system                    -                       -                   2,620,000
  Franchise settlement                                                (500,000)                 -                     -
                                                                 -------------          -------------        ---------------

         Net cash used in investing activities                     (21,838,471)           (18,711,639)           (13,157,221)
                                                                 -------------          -------------        ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                          16,268,610             11,954,437            164,830,973
  Repayment of debt                                                 (3,564,559)            (4,696,228)          (160,522,104)
                                                                 -------------          -------------        ---------------

         Net cash provided by financing activities                  12,704,051              7,258,209              4,308,869
                                                                 -------------          -------------        ---------------
Increase in cash and cash equivalents                                2,428,945                594,606                133,340

Cash and cash equivalents, beginning of year                         1,962,657              1,368,051              1,234,711
                                                                 -------------          -------------        ---------------

Cash and cash equivalents, end of year                           $   4,391,602          $   1,962,657        $     1,368,051
                                                                 =============          =============        ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $  12,450,869          $  12,141,838        $     9,805,956
                                                                 =============          =============        ===============


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 12-BCD VENTURE
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS


(1)      ORGANIZATION AND PARTNERS' INTERESTS

         Formation and Business

                 On March 17, 1986, Cable TV Funds 12-B, 12-C and 12-D (the "Venture Partners") formed Cable TV Fund 12-BCD Venture (the "Venture"). The Venture was formed for the purpose of acquiring certain cable television systems serving Tampa, Florida; Albuquerque, New Mexico; and Palmdale, California. Jones Intercable, Inc. ("Intercable"), the "General Partner" of each of the Venture Partners, manages the Venture. Intercable and its subsidiaries also own and operate cable television systems. In addition, Intercable manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

         Contributed Capital

                 The capitalization of the Venture is set forth in the accompanying statements of partners' capital (deficit).

                 All Venture distributions, including those made from cash flow, from the sale or refinancing of Partnership property and on dissolution of the Venture, shall be made to the Venture Partners in proportion to their approximate respective interests in the Partnership as follows:

                 Cable TV Fund 12-B                                        9%
                 Cable TV Fund 12-C                                       15%
                 Cable TV Fund 12-D                                       76%
                                                                        -----
                                                                         100%
                                                                        =====

         Venture Acquisitions and Sales

                 The Venture owns and operates the cable television systems serving certain areas in and around Albuquerque, New Mexico; Palmdale, California; and Tampa, Florida.

                 On September 20, 1991, the Venture entered into a purchase and sale agreement with an unaffiliated party to sell the cable television system serving the area in and around California City, California for $2,620,000. Closing on this transaction occurred on April 1, 1992. The proceeds were used to repay a portion of the amounts outstanding under the Venture's credit facility.

                 The Venture's acquisitions were accounted for as purchases with the individual purchase prices allocated to tangible and intangible assets based upon an independent appraisal. The method of allocation of purchase price was as follows: first, to the fair value of the net tangible assets acquired; second, to the value of subscriber lists; third, to franchise costs; and fourth, to cost in excess of interests in net assets purchased. Brokerage fees paid to an affiliate of Intercable and other system acquisition costs were capitalized and included in the cost of intangible assets.


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Records

                 The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The Venture's tax returns are also prepared on the accrual basis.

         Property, Plant and Equipment

                 Depreciation is provided using the straight-line method over the following estimated service lives:

         Cable distribution systems                                      5 - 15 years
         Equipment and tools                                              3 - 5 years
         Office furniture and equipment                                       5 years
         Buildings                                                           20 years
         Vehicles                                                             3 years

                 Replacements, renewals and improvements are capitalized and maintenance and repairs are charged to expense as incurred.

         Intangible Assets

                 Costs assigned to franchises and cost in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

         Franchise costs                                                 2 - 10 years
         Cost in excess of interests in net assets purchased                 31 years

         Revenue Recognition

                 Subscriber prepayments are initially deferred and recognized as revenue when earned.

         Cash and Cash Equivalents

                 For purposes of the Statements of Cash Flows, the Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.


         Reclassifications

                 Certain prior year amounts have been reclassified to conform to the 1994 presentation.


(3)      TRANSACTIONS WITH JONES INTERCABLE, INC. AND AFFILIATES

         Brokerage Fees

                 The Jones Group, Ltd., an affiliate of Intercable, performs brokerage services for the Venture in connection with Venture acquisitions and sales. For brokering two acquisitions in the Tampa System for the Venture, The Jones Group, Ltd. was paid fees totaling $13,120, or 4 percent of the transaction prices, during 1992. Additionally, The Jones Group, Ltd. received $65,500, or 2.5 percent of the transaction price, during 1992 for brokering a sale in the Palmdale System. There were no brokerage fees paid during the years ended December 31, 1994 and 1993.

         Management Fees and Reimbursements

                 Intercable manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to Intercable for the years ended December 31, 1994, 1993 and 1992 were $4,641,154, $4,456,577 and $4,178,376, respectively.

                 The Venture reimburses Intercable for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of

Intercable with respect to each entity managed. Remaining overhead costs are allocated based on total revenues and/or the cost of assets managed for the entity. Effective December 1, 1993, the allocation method was changed to be based only on revenue, which Intercable believes provides a more accurate method of allocation. Systems owned by Intercable and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. Intercable believes that the methodology used in allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by Intercable during the years ended December 31, 1994, 1993 and 1992 were $6,951,110, $6,048,783 and $5,580,114, respectively.

                 The Venture was charged interest during 1994 at an average interest rate of 10 percent on the amounts due Intercable, which approximated Intercable's cost of borrowing. Total interest charged the Venture by Intercable was $33,627, $15,477 and $126,073 during 1994, 1993 and 1992, respectively.

         Payments to Affiliates for Programming Services

                 The Venture receives programming from Superaudio, The Mind Extension University and Jones Computer Network, affiliates of Intercable. Payments to Superaudio totaled $135,346, $134,179 and $132,091 in 1994, 1993 and 1992, respectively. Payments to The Mind Extension University totaled $124,043, $79,002 and $76,676 in 1994, 1993 and 1992, respectively. Payments to Jones Computer Network, which initiated service in 1994, totaled $71,961.


(4)      PROPERTY, PLANT AND EQUIPMENT

                 Property, plant and equipment as of December 31, 1994 and 1993, consisted of the following:

                                                                                 December 31,
                                                                    -----------------------------------

                                                                           1994              1993
                                                                    ---------------   -----------------
                 Cable distribution system                           $ 248,337,681       $ 230,055,817
                 Equipment and tools                                     7,721,861           6,943,636
                 Office furniture and equipment                          3,014,125           2,490,235
                 Buildings                                               7,695,925           6,405,512
                 Vehicles                                                5,277,753           4,963,768
                 Land                                                      950,970             951,257
                                                                     -------------       -------------
                                                                       272,998,315         251,810,225
                 Less-accumulated depreciation                        (135,711,082)       (117,498,465)
                                                                     -------------       -------------
                                                                     $ 137,287,233       $ 134,311,760
                                                                     =============       =============


(5)      DEBT

                 Debt consists of the following:                                December 31,
                                                                    -----------------------------------

                                                                           1994               1993
                                                                    ------------------   --------------
         Lending institutions-
           Revolving credit and term loan                             $ 86,541,300         $ 73,800,000
           Senior secured notes                                         93,000,000           93,000,000

         Capital lease obligations                                         861,448              898,697
                                                                      ------------         ------------

                                                                      $180,402,748         $167,698,697
                                                                      ============         ============


                 The Venture's debt arrangements consist of $93,000,000 of Senior Notes placed with a group of institutional lenders and a revolving credit agreement with a group of commercial bank lenders.

                 The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes call for interest only payments for the first four years, with interest and accelerating amortization of principal payments for the next four years. Interest is payable semi-annually. The Senior Notes carry a "make-whole" premium, which is a prepayment penalty, if the notes are prepaid prior to maturity. The make-whole premium protects the lenders in the event that prepaid funds are reinvested at a rate below 8.64 percent, and is calculated per the note agreement.

                 The revolving credit period on the Venture's $90,000,000 credit facility expired on March 31, 1994. The then- outstanding balance of $84,300,000 converted to a term loan payable in quarterly installments which began June 30, 1994. The Venture repaid $758,700 of this loan in the second quarter. In September 1994, however, the General Partner completed negotiations to extend the revolving credit period and revised the commitment to $87,000,000. The balance outstanding at December 31, 1994 was $86,541,300. Under the new terms of this credit facility, the loan will convert to a term loan on March 31, 1996 with quarterly installments beginning June 30, 1996 and a final payment due March 31, 2000. Interest is at the Venture's option of LIBOR plus 1.25 percent to 1.75 percent, the CD rate plus 1.375 percent to
1.875 percent or the Base Rate plus 0 percent to .50 percent. The effective interest rates on amounts outstanding on the Venture's term credit facility as of December 31, 1994 and 1993 were 7.26 percent and 5.08 percent, respectively.

                 Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

                 During 1992 and 1994, the Venture incurred costs associated with renegotiating its debt arrangements. These fees were capitalized and are being amortized over the life of the debt agreements.

                 Installments due on debt principal for each of the five years in the period ending December 31, 1999 and thereafter, respectively, are:
$258,434, $14,247,151, $18,716,325, $25,176,742, $31,723,304 and $90,280,792,
respectively.

(6)      INCOME TAXES

                 Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners of Cable TV Funds 12-B, 12-C and 12-D.

                 The Venture's tax returns, the qualification of the Venture as such for tax purposes, and the amount of distributable income or loss, are subject to examination by Federal and state taxing authorities. If such examinations result in changes with respect to the Venture's qualification as such, or in changes with respect to the Venture's recorded loss, the tax liability of the Venture's general partners would likely be changed accordingly.

                 Taxable losses reported to the partners is different from that reported in the statements of operations due to the difference in depreciation allowed under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income or losses and the net losses reported in the statements of operations.

(7)      COMMITMENTS AND CONTINGENCIES

                 On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") which became effective on December 4, 1992. The 1992 Cable Act generally allows for a greater degree of regulation in the cable television industry. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. These regulations became effective on September 1, 1993. Such regulations caused reductions in rates for certain regulated services. On February 22, 1994, however, the FCC adopted several additional rate orders including an order which revised its earlier-announced regulatory scheme with respect to rates. The Venture has filed cost-of-service showings in all of its systems and anticipates no further reductions in rates. The cost-of-service showings have not received final approval from franchising authorities.

                 Offices and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $345,531, $454,229 and $450,295, respectively, for the years ended December 31, 1994, 1993 and 1992. Minimum commitments under operating leases for the five years in the period ending December 31, 1999 and thereafter are as follows:

                                            1995                             $  475,957
                                            1996                                463,812
                                            1997                                461,839
                                            1998                                464,903
                                            1999                                341,973
                                            Thereafter                        1,585,751
                                                                             ----------

                                                                             $3,794,235
                                                                             ==========



(8)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

                 Supplementary profit and loss information for the respective years is presented below:

                                                                   Year Ended December 31,
                                                   --------------------------------------------------

                                                        1994               1993             1992
                                                   --------------     --------------   --------------
         Maintenance and repairs                    $ 1,214,978       $  1,119,086     $  1,146,319
                                                    ===========       ============     ============

         Taxes, other than income
           and payroll taxes                        $ 1,380,350       $  1,470,476     $  1,369,852
                                                    ===========       ============     ============

         Advertising                                $ 1,275,772       $  1,022,289     $  1,090,075
                                                    ===========       ============     ============

         Depreciation of property,
            plant and equipment                     $18,362,998       $ 18,772,872     $ 18,570,055
                                                    ===========       ============     ============

         Amortization of intangible
           assets                                   $ 6,295,276       $  6,878,365     $  8,194,765
                                                    ===========       ============     ============

           ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


                                   PART III.

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below.

         Name                         Age                Positions with the General Partner
         ----                         ---                ----------------------------------
 Glenn R. Jones                       65         Chairman of the Board and Chief Executive Officer
 Derek H. Burney                      55         Vice Chairman of the Board
 James B. O'Brien                     45         President, Chief Operating Officer and Director
 Ruth E. Warren                       45         Group Vice President/Operations
 Kevin P. Coyle                       43         Group Vice President/Finance
 Christopher J. Bowick                40         Group Vice President/Technology
 Timothy J. Burke                     44         Group Vice President/Taxation/Administration
 Raymond L. Vigil                     48         Group Vice President/Human Resources and Director
 Cynthia A. Winning                   43         Group Vice President/Marketing
 Elizabeth M. Steele                  43         Vice President/General Counsel/Secretary
 Larry W. Kaschinske                  35         Controller
 James J. Krejci                      53         Director
 Christine Jones Marocco              39         Director
 Daniel E. Somers                     47         Director
 Robert S. Zinn                       58         Director
 David K. Zonker                      41         Director

      Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones was elected a member of the Executive Committee of the Board of Directors in April 1985. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, is a past and present member of the Board of Directors of the National Cable Television Association, and is a former member of its Executive Committee. Mr. Jones is a past director and member of the Executive Committee of C-Span. Mr. Jones has been the recipient of several awards including the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the Chairman's Award from the Investment Partnership Association, which is an association of sponsors of public syndications; the cable television industry's Public Affairs Association President's Award in 1990, the Donald G. McGannon award for the advancement of minorities and women in cable; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; and the Women in Cable Accolade in 1990 in recognition of support of this organization. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress and is on the Board of Governors of the American Society of Training and Development.

      Mr. Derek H. Burney was appointed a Director of the General Partner in December 1994 and Vice Chairman of the Board of Directors in January 1995. He is also a member of the Executive Committee of the Board of Directors. Mr. Burney joined BCE Inc., Canada's largest telecommunications company, in January 1993 as Executive Vice President, International. He has been the Chairman of Bell Canada International Inc., a subsidiary of BCE, since January 1993 and, in addition, has been Chief Executive Officer of BCI since July 1993. Prior to joining BCE, Mr. Burney served as Canada's ambassador to the United States from 1989 to 1992. Mr. Burney also served as chief of staff to the Prime Minister of Canada from March 1987 to January 1989 where he was directly involved with the negotiation of the U.S. - Canada Free Trade Agreement. In July 1993, he was named an Officer of the Order of Canada. Mr. Burney is chairman of Bell Cablemedia plc. He is a director of Mercury Communications Limited, Videotron Holdings plc, Tele-Direct (Publications) Inc., Teleglobe Inc., Bimcor Inc., Maritime Telegraph and Telephone Company, Limited, Moore Corporation Limited and Northbridge Programming Inc.

      Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a Division Manager, Director of Operations Planning/Assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is also President and a Director of Jones Cable Group, Ltd., Jones Global Funds, Inc. and Jones Global Management, Inc., all affiliates of the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as a director of the Cable Television Administration and Marketing Association and as a director of the Walter Kaitz Foundation, a foundation that places people of any ethnic minority group in positions with cable television systems, networks and vendor companies.

      Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system manager and Fund Vice President, since then. Ms. Warren was elected Group Vice
President/Operations of the General Partner in September 1990.

      Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

      Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Previous to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989.

      Mr. Timothy J. Burke joined the General Partner in August 1982 as corporate tax manager, was elected Vice President/Taxation in November 1986 and Group Vice President/Taxation/Administration in October 1990.

      Mr. Raymond L. Vigil joined the General Partner in June 1993 as Group Vice President/Human Resources. Previous to joining the General Partner, Mr. Vigil served as Executive Director of Learning with USWest. Prior to USWest, Mr. Vigil worked in various human resources posts over a 14-year term with the IBM Corporation.

      Ms. Cynthia A. Winning joined the General Partner as Group Vice President/Marketing in December 1994. Previous to joining the General Partner, Ms. Winning served since 1994 as the President of PRS Inc., Denver, Colorado, a sports and event marketing company. From 1979 to 1981 and from 1986 to 1994, Ms. Winning served as the Vice President and Director of Marketing for Citicorp Retail Services, Inc., a provider of private-label credit cards for ten national retail department store chains. From 1981 to 1986, Ms. Winning was the Director of Marketing Services for Daniels & Associates cable television operations, as well as the Western Division Marketing Director for Capital Cities Cable. Ms. Winning also serves as a board Member of Cities in Schools, a dropout intervention/prevention program.

      Ms. Elizabeth M. Steele joined the General Partner in August 1987 as Vice President/General Counsel and Secretary. From August 1980 until joining the General Partner, Ms. Steele was an associate and then a partner at the Denver law firm of Davis, Graham & Stubbs, which serves as counsel to the General Partner.

      Mr. Larry Kaschinske joined the General Partner in 1984 as a staff accountant in the General Partner's former Wisconsin Division; was promoted to Assistant Controller in 1990 and named Controller in August 1994.

      Mr. James J. Krejci was President of the International Division of International Gaming Technology International headquartered in Reno, Nevada, until March 1995. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and a Group Vice President of the General Partner. Prior to May 1994, he also served as Group Vice President of Jones Futurex, Inc., an affiliate of the General Partner engaged in manufacturing and marketing data encryption devices, Jones Interactive, Inc., a subsidiary of Jones International, Ltd. providing computer data and billing processing facilities and Jones Lightwave, Ltd., a company owned by Jones International, Ltd. and Mr. Jones, which is engaged in the provision of telecommunications services. Mr. Krejci has been a Director of the General Partner since August 1987.

      Ms. Christine Jones Marocco was appointed a Director of the General Partner in December 1994. She is the daughter of Glenn R. Jones. Ms. Marocco is also a director of Jones International, Ltd.

      Mr. Daniel E. Somers was appointed a Director of the General Partner in December 1994 and also serves on the General Partner's Audit Committee. From January 1992 to January 1995, Mr. Somers worked as Senior Vice President and Chief Financial Officer of Bell Canada International Inc. and was appointed Executive Vice President and Chief Financial Officer on February 1, 1995. He is also a Director of certain of its affiliates. Prior to joining Bell Canada International Inc. and since January 1989, Mr. Somers was the President and Chief Executive Officer of Radio Atlantic Holdings Limited. Mr. Somers is a member of the North American Society of Corporate Planning, the Financial Executives Institution and the Financial Analysts Federation.

      Mr. Robert S. Zinn was appointed a Director of the General Partner in December 1994. Mr. Zinn joined the General Partner in January 1991 and is a member of its Legal Department. He is also Vice President/Legal Affairs of Jones International, Ltd. Prior to joining the General Partner, Mr. Zinn was in private law practice in Denver, Colorado for over 25 years.

      Mr. David K. Zonker was appointed a Director of the General Partner in December 1994. Mr. Zonker has been the President of Jones International Securities, Ltd., a subsidiary of Jones International, Ltd. since January 1984 and he has been its Chief Executive Officer since January 1988. From October 1980 until joining Jones International Securities, Ltd. in January 1984, Mr. Zonker was employed by the General Partner. Mr. Zonker is a member of the Board of Directors of various affiliates of the General Partner, including Jones International Securities, Ltd. Mr. Zonker is licensed by the National Association of Securities Dealers, Inc. and he is a past chairman of the Investment Program Association, a trade organization based in Washington, D.C. that promotes direct investments. He is a member of the Board of Trustees of Graceland College, Lamoni, Iowa; the International Association of Financial Planners and the American and Colorado Institutes of Certified Public Accountants.


                        ITEM 11.  EXECUTIVE COMPENSATION

      The Partnership has no employees; however, various personnel are required to operate the cable television systems owned by the Partnership. Such personnel are employed by the General Partner and, pursuant to the terms of the limited partnership agreement of the Partnership, the cost of such employment is charged by the General Partner to the Partnership as a direct reimbursement item. See Item 13.

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

      No person or entity owns more than 5 percent of the limited partnership interests of the Partnership.


            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The General Partner and its affiliates engage in certain transactions with the Partnership as contemplated by the limited partnership agreement of the Partnership. The General Partner believes that the terms of such transactions are generally as favorable as could be obtained by the Partnership from unaffiliated parties. This determination has been made by the General Partner in good faith, but none of the terms were or will be negotiated at arm's-length and there can be no assurance that the terms of such transactions have been or will be as favorable as those that could have been obtained by the Partnership from unaffiliated parties.

      The General Partner charges the Partnership a management fee, and the Partnership reimburses the General Partner for certain allocated overhead and administrative expenses in accordance with the terms of the limited partnership agreement of the Partnership. These expenses consist primarily of salaries and benefits paid to corporate personnel, rent, data processing services and other facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to the Partnership managed. Remaining overhead costs are allocated based on revenues and/or the costs of assets managed for the Partnership. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner, are also allocated a proportionate share of these expenses.

      The General Partner also advances funds and charges interest on the balance payable from the Partnership. The interest rate charged the Partnership approximates the General Partner's weighted average cost of borrowing.

      From time to time, The Jones Group, Ltd., an affiliate of the General Partner, performs brokerage services for the Partnership and the Venture in connection with Partnership and Venture acquisitions and sales from or to unaffiliated entities.

      The Systems receive stereo audio programming from Superaudio, a joint venture owned 50% by an affiliate of the General Partner and 50% by an unaffiliated party, educational video programming from Mind Extension University, Inc., an affiliate of the General Partner, and computer video programming from Jones Computer Network, Ltd., an affiliate of the General Partner, for fees based upon the number of subscribers receiving the programming.

      Jones Infomercial Networks, Inc. ("Infomercial"), an affiliate of the General Partner, provides advertising time for third parties on the Systems. In consideration, the revenues generated from the third parties are shared two-thirds and one-third between Infomercial and the Partnership. During the year ended December 31, 1994, the Partnership received revenues from Infomercial of $24,531.

      The charges to the Partnership for related party transactions are as follows for the periods indicated:

                                                                              At December 31,
                                                            -----------------------------------------------------
  Cable TV Fund 12-B                                            1994                 1993                 1992
 -------------------                                        -----------           ----------          -----------
 Management fees                                             $1,347,800           $1,348,760           $1,168,453
 Allocation of expenses                                       2,045,084            1,857,040            1,695,947
 Interest expense                                                   -0-                  -0-               29,205
 Amount of notes and advances outstanding                       112,495              163,266              289,033
 Highest amount of notes and advances outstanding               163,266              289,033              289,033
 Programming fees:
    Superaudio                                                   39,929               40,882               40,430
    Mind Extension University                                    36,178               23,769               23,165
    Jones Computer Network                                        5,373                  -0-                  -0-



                                                                              At December 31,
                                                            -----------------------------------------------------
  Cable TV Fund 12-BCD                                         1994                 1993                 1992
 ----------------------                                     -----------           ----------          -----------
 Management fees                                             $4,641,154           $4,456,577           $4,178,376
 Brokerage fees                                                     -0-                  -0-               78,620
 Allocation of expenses                                       6,951,110            6,048,783            5,580,114
 Interest expense                                                33,627               15,477              126,073
 Amount of notes and advances outstanding                       616,810              188,430              511,646
 Highest amount of notes and advances outstanding               929,508              511,646            5,660,955
 Programming fees:
    Superaudio                                                  135,346              134,179              132,091
    Mind Extension University                                   124,043               79,002               76,676
    Jones Computer Network                                       71,961                  -0-                  -0-

                                    PART IV.

               ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(a)1.                       See index to financial statements for list of financial statements and exhibits thereto filed as a part of this report.

   3.                       The following exhibits are filed herewith.

   4.1                      Limited Partnership Agreement for Cable TV Fund 12-B.  (1)

   4.2                      Joint Venture Agreement of Cable TV Fund 12-BCD Venture dated as of March 17,
                            1986, among Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund
                            12-D, Ltd.  (2)

  10.1.1                    Copy of a franchise and related documents thereto granting a community antenna television system franchise for Edwards Air Force Base, California (Fund 12-BCD).

  10.1.2                    Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Lancaster, California (Fund 12-BCD).
                            (3)

  10.1.3                    Copy of a franchise and related documents thereto granting a community antenna television system franchise for Unincorporated portions of Los Angeles County,
                            California (Fund 12-BCD).  (3)

  10.1.4                    Copy of Los Angeles County Code regarding cable tv system franchises (Fund 12-
                            BCD).  (4)

  10.1.5                    Copy of Ordinance 90-0118F dated 10/29/90 granting a cable television franchise to Fund 12-BCD (Fund 12-BCD).  (4)

  10.1.6                    Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Green Valley/Elizabeth Lake/Leona Valley unincorporated areas of Los Angeles County, California (Fund 12-BCD).  (2)

  10.1.7                    Ordinance 88-0166F dated 10/4/88 amending the franchise described in 10.1.5 (Fund
                            12-BCD).  (4)

  10.1.8                    Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Palmdale, California (Fund 12-BCD).
                            (4)

  10.1.9                    Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Tampa, Florida (Fund 12-BCD).  (1)

  10.1.10                   Resolution No. 1153 dated 10/2/86 authorizing consent to transfer of the Tampa franchise and amendment to the franchise agreement (Fund 12-BCD).  (4)

  10.1.11                   Amendment to Tampa franchise agreement dated 10/6/86 (Fund 12-BCD).  (4)

  10.1.12                   Tampa franchise transfer, acceptance and consent to transfer dated 10/6/86 (Fund
                            12-BCD).  (4)

  10.1.13                   Second Amendment to Tampa Franchise Agreement dated September 1, 1994 (Fund 12-
                            BCD).

  10.1.14                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Augusta, Georgia (Fund 12-B).  (1)

  10.1.15                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Blythe, Georgia (Fund 12-B).  (2)

  10.1.16                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Burke, Georgia (Fund 12-B).  (5)

  10.1.17                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Unincorporated Area of Columbia County,
                            Georgia (Fund 12-B).  (4)

  10.1.18                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Hephzibah, Georgia (Fund 12-B).  (1)

  10.1.19                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Unincorporated Area of Richmond County,
                            Georgia (Fund 12-B).  (1)

  10.1.20                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Albuquerque, New Mexico (Fund 12-
                            BCD).  (3)

  10.1.21                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Bernalillo, New Mexico (Fund 12-
                            BCD).  (3)

  10.1.22                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Bernalillo, New Mexico (Fund 12-BCD).
                            (3)

  10.1.23                   Resolution No. 12-14-87 dated 12/14/87 authorizing the assignment of the franchise to Fund 12-BCD.  (4)

  10.1.24                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Bosque Farms, New Mexico (Fund 12-
                            BCD).  (3)

  10.1.25                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Corrales, New Mexico (Fund 12-
                            BCD).  (3)

  10.1.26                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Kirtland Air Force Base, New Mexico (Fund 12-
                            BCD).  (4)

  10.1.27                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Los Ranchos, New Mexico (Fund 12-
                            BCD).  (3)

  10.1.28                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Sandoval, New Mexico (Fund 12-BCD).
                            (3)

  10.1.29                   Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Valencia, New Mexico (Fund 12-BCD).
                            (3)

  10.1.30                   Resolution No. 88-23 dated 2/14/88 authorizing assignment of the franchise to
                            Fund 12-BCD.  (4)

  10.2.1                    Loan and Security Agreement, dated August 29, 1985, between Cable TV Fund 12-B,
                            Ltd. and The Philadelphia National Bank, individually and as agent for various lenders.  (1)

  10.2.2                    Amendment No. 1 dated as of August 14, 1986, to Loan and Security Agreement, dated August 29, 1985, between Cable TV Fund 12-B, Ltd. and The Philadelphia
                            National Bank, individually and as agent for various lenders.  (4)

  10.2.3                    Amendment No. 2 dated March 31, 1988 to Loan and Security Agreement, dated August
                            29, 1985, between Cable TV Fund 12-B, Ltd. and The Philadelphia National Bank,
                            individually and as agent for various lenders.  (4)

  10.2.4                    Amendment No. 3 dated March 29, 1989 to Loan and Security Agreement, dated August
                            29, 1985, between Cable TV Fund 12-B, Ltd. and The Philadelphia National Bank,
                            individually and as agent for various lenders.  (4)

  10.2.5                    Amendment No. 4 dated November 29, 1991 to Loan and Security Agreement dated
                            November 1991 between Cable TV Fund 12-B, Ltd. and Corestates Bank, N.A.
                            (formerly The Philadelphia National Bank), individually and as agent for various lenders.  (6)

  10.2.6                    Amendment No. 5 dated December 23, 1994 to Loan and Security Agreement dated
                            November 1991 between Cable TV Fund 12-B, Ltd. and Corestates Bank, N.A., individually and as agent for various lenders.

  10.2.7                    Credit Agreement dated as of March 31, 1992 among  Fund 12-BCD Venture and
                            Corestates Bank, N.A., individually and as agent for various lenders.  (4)

  10.2.8                    Amendment No. 1 dated September 30, 1994 to Credit Agreement dated March 31, 1992 among Fund 12-BCD Venture and Corestates Bank, N.A., individually and as agent for various lenders.

  10.3.1                    Purchase and Sale Agreement dated as of March 29, 1988 by and between Cable TV
                            Fund 12-BCD Venture as Buyer and Video Company as Seller.  (7)

  10.3.2                    Purchase and Sale Agreement dated 9/20/91 and amendments thereto between Cable TV
                            Fund 12-BCD Venture as Seller and Falcon Classic Cable Income Properties, L.P.
                            (Fund 12-BCD).  (8)

  27                        Financial Data Schedule

       ----------
       (1) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1985 (Commission File Nos. 0-13193, 0-13807, 0-13964
                           and 0-14206).

       (2) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987 (Commission File Nos. 0-13193, 0-13807, 0-13964
                           and 0-14206).

       (3) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File Nos. 0-13193, 0-13807, 0-13964
                           and 0-14206).

       (4) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File Nos. 0-13193, 0-13807, 0-13964
                           and 0-14206).

       (5) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File Nos. 0-13193, 0-13807, 0-13964
                           and 0-14206).

       (6) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File Nos. 0-13193, 0-13807, 0-13964
                           and 0-14206).

       (7) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988 (Commission File Nos. 0-13193, 0-13807, 0-13964
                           and 0-14206).

       (8) Incorporated by reference from the Forms 8-K of Fund 12-B, Fund 12-C and Fund 12- D dated 4/6/92 (Commission File Nos. 0-13193, 0-13964 and 0-14206,
                           respectively).

 (b)                       Reports on Form 8-K.

                           A Current Report on Form 8-K (Commission File No. 0-13807), dated February 23, 1995, describing the execution of an agreement to sell the Augusta System was filed with the Securities and Exchange Commission on February 24, 1995.

                                   SIGNATURES

                            Pursuant to the requirements of Section 13 or 15(d)
of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CABLE TV FUND 12-B, LTD.,
                                   a Colorado limited partnership
                                   By:       Jones Intercable, Inc.


                                   By:      /s/ Glenn R. Jones
                                            -----------------------------------
                                            Glenn R. Jones
                                            Chairman of the Board and Chief
Dated:   March 7, 1995                      Executive Officer



             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   By:     /s/ Glenn R. Jones
                                           ------------------------------------
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
                                           Executive Officer
Dated:   March 7, 1995                     (Principal Executive Officer)


                                   By:     /s/ Kevin P. Coyle
                                           ------------------------------------
                                           Kevin P. Coyle
                                           Group Vice President/Finance
Dated:   March 7, 1995                     (Principal Financial Officer)


                                   By:     /s/ Larry Kaschinske
                                           ------------------------------------
                                           Larry Kaschinske
                                           Controller
Dated:   March 7, 1995                     (Principal Accounting Officer)


                                   By:     /s/ James B. O'Brien
                                           ------------------------------------
                                           James B. O'Brien
Dated:   March 7, 1995                     President and Director


                                   By:     /s/ Raymond L. Vigil
                                           ------------------------------------
                                           Raymond L. Vigil
Dated:   March 7, 1995                     Group Vice President and Director


                                   By:     /s/ Robert S. Zinn
                                           ------------------------------------
                                           Robert S. Zinn
Dated:   March 7, 1995                     Director

                                   By:     /s/ David K. Zonker
                                           ------------------------------------
                                           David K. Zonker
Dated:  March 7, 1995                      Director


                                   By:
                                           ------------------------------------
                                           Derek H. Burney
Dated:                                     Director


                                   By:
                                           ------------------------------------
                                           James J. Krejci
Dated:                                     Director


                                   By:
                                           ------------------------------------
                                           Christine Jones Marocco
Dated:                                     Director


                                   By:
                                           ------------------------------------
                                           Daniel E. Somers
Dated:                                     Director

                              INDEX TO EXHIBITS


EXHIBIT                                                                                                    PAGE
NUMBER                                     DESCRIPTION                                                    NUMBER
- - -------                                    -----------                                                    -------
(a)1.            See index to financial statements for list of financial statements and exhibits thereto filed as a part of this report.

   3.            The following exhibits are filed herewith.

   4.1           Limited Partnership Agreement for Cable TV Fund 12-B.  (1)

   4.2           Joint Venture Agreement of Cable TV Fund 12-BCD Venture dated as of March 17,
                 1986, among Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund
                 12-D, Ltd.  (2)

  10.1.1         Copy of a franchise and related documents thereto granting a community antenna television system franchise for Edwards Air Force Base, California (Fund 12-BCD).

  10.1.2         Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Lancaster, California (Fund 12-BCD).
                 (3)

  10.1.3         Copy of a franchise and related documents thereto granting a community antenna television system franchise for Unincorporated portions of Los Angeles County,
                 California (Fund 12-BCD).  (3)

  10.1.4         Copy of Los Angeles County Code regarding cable tv system franchises (Fund 12-
                 BCD).  (4)

  10.1.5         Copy of Ordinance 90-0118F dated 10/29/90 granting a cable television franchise to Fund 12-BCD (Fund 12-BCD).  (4)

  10.1.6         Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Green Valley/Elizabeth Lake/Leona Valley unincorporated areas of Los Angeles County, California (Fund 12-BCD).  (2)

  10.1.7         Ordinance 88-0166F dated 10/4/88 amending the franchise described in 10.1.5 (Fund
                 12-BCD).  (4)

  10.1.8         Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Palmdale, California (Fund 12-BCD).
                 (4)

  10.1.9         Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Tampa, Florida (Fund 12-BCD).  (1)

  10.1.10        Resolution No. 1153 dated 10/2/86 authorizing consent to transfer of the Tampa franchise and amendment to the franchise agreement (Fund 12-BCD).  (4)

  10.1.11        Amendment to Tampa franchise agreement dated 10/6/86 (Fund 12-BCD).  (4)

  10.1.12        Tampa franchise transfer, acceptance and consent to transfer dated 10/6/86 (Fund
                 12-BCD).  (4)

  10.1.13        Second Amendment to Tampa Franchise Agreement dated September 1, 1994 (Fund 12-
                 BCD).

  10.1.14        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Augusta, Georgia (Fund 12-B).  (1)

  10.1.15        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Blythe, Georgia (Fund 12-B).  (2)

  10.1.16        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Burke, Georgia (Fund 12-B).  (5)

  10.1.17        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Unincorporated Area of Columbia County,
                 Georgia (Fund 12-B).  (4)

  10.1.18        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Hephzibah, Georgia (Fund 12-B).  (1)

  10.1.19        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Unincorporated Area of Richmond County,
                 Georgia (Fund 12-B).  (1)

  10.1.20        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the City of Albuquerque, New Mexico (Fund 12-
                 BCD).  (3)

  10.1.21        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Bernalillo, New Mexico (Fund 12-
                 BCD).  (3)

  10.1.22        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Town of Bernalillo, New Mexico (Fund 12-BCD).
                 (3)

  10.1.23        Resolution No. 12-14-87 dated 12/14/87 authorizing the assignment of the franchise to Fund 12-BCD.  (4)

  10.1.24        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Bosque Farms, New Mexico (Fund 12-
                 BCD).  (3)

  10.1.25        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Corrales, New Mexico (Fund 12-
                 BCD).  (3)

  10.1.26        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Kirtland Air Force Base, New Mexico (Fund 12-
                 BCD).  (4)

  10.1.27        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the Village of Los Ranchos, New Mexico (Fund 12-
                 BCD).  (3)

  10.1.28        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Sandoval, New Mexico (Fund 12-BCD).
                 (3)

  10.1.29        Copy of a franchise and related documents thereto granting a community antenna television system franchise for the County of Valencia, New Mexico (Fund 12-BCD).
                 (3)

  10.1.30        Resolution No. 88-23 dated 2/14/88 authorizing assignment of the franchise to
                 Fund 12-BCD.  (4)

  10.2.1         Loan and Security Agreement, dated August 29, 1985, between Cable TV Fund 12-B,
                 Ltd. and The Philadelphia National Bank, individually and as agent for various lenders.  (1)

  10.2.2         Amendment No. 1 dated as of August 14, 1986, to Loan and Security Agreement, dated August 29, 1985, between Cable TV Fund 12-B, Ltd. and The Philadelphia
                 National Bank, individually and as agent for various lenders.  (4)

  10.2.3         Amendment No. 2 dated March 31, 1988 to Loan and Security Agreement, dated August
                 29, 1985, between Cable TV Fund 12-B, Ltd. and The Philadelphia National Bank,
                 individually and as agent for various lenders.  (4)

  10.2.4         Amendment No. 3 dated March 29, 1989 to Loan and Security Agreement, dated August
                 29, 1985, between Cable TV Fund 12-B, Ltd. and The Philadelphia National Bank,
                 individually and as agent for various lenders.  (4)

  10.2.5         Amendment No. 4 dated November 29, 1991 to Loan and Security Agreement dated
                 November 1991 between Cable TV Fund 12-B, Ltd. and Corestates Bank, N.A.
                 (formerly The Philadelphia National Bank), individually and as agent for various lenders.  (6)

  10.2.6         Amendment No. 5 dated December 23, 1994 to Loan and Security Agreement dated
                 November 1991 between Cable TV Fund 12-B, Ltd. and Corestates Bank, N.A., individually and as agent for various lenders.

  10.2.7         Credit Agreement dated as of March 31, 1992 among  Fund 12-BCD Venture and
                 Corestates Bank, N.A., individually and as agent for various lenders.  (4)

  10.2.8         Amendment No. 1 dated September 30, 1994 to Credit Agreement dated March 31, 1992 among Fund 12-BCD Venture and Corestates Bank, N.A., individually and as agent for various lenders.

  10.3.1         Purchase and Sale Agreement dated as of March 29, 1988 by and between Cable TV
                 Fund 12-BCD Venture as Buyer and Video Company as Seller.  (7)

  10.3.2         Purchase and Sale Agreement dated 9/20/91 and amendments thereto between Cable TV
                 Fund 12-BCD Venture as Seller and Falcon Classic Cable Income Properties, L.P.
                 (Fund 12-BCD).  (8)

  27             Financial Data Schedule

       ----------
       (1) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1985 (Commission File Nos. 0-13193, 0-13807, 0-13964
                           and 0-14206).

       (2) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1987 (Commission File Nos. 0-13193, 0-13807, 0-13964
                           and 0-14206).

       (3) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1986 (Commission File Nos. 0-13193, 0-13807, 0-13964
                           and 0-14206).

       (4) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1992 (Commission File Nos. 0-13193, 0-13807, 0-13964
                           and 0-14206).

       (5) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1990 (Commission File Nos. 0-13193, 0-13807, 0-13964
                           and 0-14206).

       (6) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1991 (Commission File Nos. 0-13193, 0-13807, 0-13964
                           and 0-14206).

       (7) Incorporated by reference from Registrant's Report on Form 10-K for the fiscal year ended December 31, 1988 (Commission File Nos. 0-13193, 0-13807, 0-13964
                           and 0-14206).

       (8) Incorporated by reference from the Forms 8-K of Fund 12-B, Fund 12-C and Fund 12- D dated 4/6/92 (Commission File Nos. 0-13193, 0-13964 and 0-14206,
                           respectively).