Form 10-Q
period 1995-03-31
CABLE TV FUND 12-B LTD
filed 1995-05-11
CIK 774557

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1995.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______________ to _________________ .

                         Commission File Number: 0-13807

                           Cable TV Fund 12-B, LTD.
- - --------------------------------------------------------------------------------
                Exact name of registrant as specified in charter

      Colorado                                                  #84-0969999
- - ---------------------                                      ---------------------
State of organization                                      I.R.S. employer I.D.#

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                 (303) 792-3111
                         -----------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                                                No
    ---                                                                  ---

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                               March 31,              December 31,
                      ASSETS                                                     1995                     1994
                      ------                                                --------------           --------------
CASH                                                                        $    3,248,945           $    3,782,989


TRADE RECEIVABLES, less allowance for doubtful receivables of $87,289
  and $79,128 at March 31, 1995 and December 31, 1994, respectively                795,861                  860,247

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                        79,381,446               78,503,036
  Less-accumulated depreciation                                               (39,226,711)             (37,429,022)
                                                                            --------------           --------------

                                                                                40,154,735               41,074,014
  Franchise costs, net of accumulated amortization of $25,734,797 and
    $25,063,424 at March 31, 1995 and December 31, 1994, respectively           13,379,975               14,051,348

  Loss in excess of investment in cable television joint venture                (2,132,369)              (1,804,126)
                                                                            --------------           --------------

                       Total investment in cable television properties          51,402,341               53,321,236


DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                    504,597                  578,713
                                                                            --------------           --------------

                       Total assets                                         $   55,951,744           $   58,543,185
                                                                            ==============           ==============


                The accompanying notes to unaudited financial
              statements are an integral part of these unaudited
                                balance sheets.

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                       March 31,              December 31,
     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                         1995                    1994
  ----------------------------------------------                      ------------            ------------
LIABILITIES:
  Debt                                                                $ 38,683,849            $ 39,959,041
  Accounts payable-
    Trade                                                                     --                    63,438
    General Partner                                                         44,161                 112,495
  Accrued liabilities                                                      849,760                 924,648
  Subscriber prepayments                                                   131,636                 113,843
                                                                      ------------            ------------

          Total liabilities                                             39,709,406              41,173,465
                                                                      ------------            ------------
PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                      1,000                   1,000
    Accumulated deficit                                                   (316,426)               (305,152)
                                                                      ------------            ------------

                                                                          (315,426)               (304,152)
                                                                      ------------            ------------

  Limited Partners-
    Net contributed capital (111,035 units outstanding
      at March 31, 1995 and December 31, 1994)                          47,645,060              47,645,060
    Accumulated deficit                                                (31,087,296)            (29,971,188)
                                                                      ------------            ------------
                                                                        16,557,764              17,673,872
                                                                      ------------            ------------

          Total liabilities and partners' capital (deficit)           $ 55,951,744            $ 58,543,185
                                                                      ============            ============


                 The accompanying notes to unaudited financial
              statements are an integral part of these unaudited
                                balance sheets.

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                               For the Three Months Ended
                                                                                       March 31,
                                                                            --------------------------------
                                                                                1995                1994
                                                                            -------------       ------------
REVENUES                                                                    $   6,991,658       $  6,624,776

COSTS AND EXPENSES:
  Operating                                                                     3,700,432          3,398,516
  Management fees and allocated overhead
    from General Partner                                                          870,012            835,432
  Depreciation and amortization                                                 2,488,109          2,337,737
                                                                            -------------       ------------

OPERATING INCOME (LOSS)                                                           (66,895)            53,091
                                                                            -------------       ------------

OTHER INCOME (EXPENSE):
  Interest expense                                                               (786,044)          (558,614)
  Other, net                                                                       53,800             34,248
                                                                            -------------       ------------

         Total other income (expense), net                                       (732,244)          (524,366)
                                                                            -------------       ------------

LOSS BEFORE EQUITY IN NET LOSS OF
 CABLE TELEVISION JOINT VENTURE                                                  (799,139)          (471,275)

EQUITY IN NET LOSS OF CABLE TELEVISION
 JOINT VENTURE                                                                   (328,243)          (291,707)
                                                                            -------------       ------------

NET LOSS                                                                    $  (1,127,382)      $   (762,982)
                                                                            =============       ============

ALLOCATION OF NET LOSS:
  General Partner                                                           $     (11,274)      $     (7,629)
                                                                            =============       ============

  Limited Partners                                                          $  (1,116,108)         $(755,353)
                                                                            =============       ============

NET LOSS PER LIMITED PARTNERSHIP UNIT                                       $      (10.05)      $      (6.80)
                                                                            =============       ============

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                                   111,035            111,035
                                                                            =============       ============


                 The accompanying notes to unaudited financial
              statements are an integral part of these unaudited
                                  statements.

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                 For the Three Months Ended
                                                                                          March 31,
                                                                               ------------------------------
                                                                                  1995                1994
                                                                               -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                     $(1,127,382)       $  (762,982)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
      Depreciation and amortization                                              2,488,109          2,337,737
      Amortization of capitalized loan fee                                          19,047               --
      Decrease in amount due General Partner                                       (68,334)          (163,266)
      Equity in net loss of cable television
         joint venture                                                             328,243            291,707
      Decrease in trade receivables                                                 64,386            269,564
      Increase in deposits, prepaid expenses and
        deferred charges                                                           (27,416)           (22,374)
      Decrease in trade accounts payable, accrued
        liabilities and subscriber prepayments                                     (57,095)          (444,524)
                                                                               -----------        -----------

         Net cash provided by operating activities                               1,619,558         (1,505,862)
                                                                               -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                              (878,410)          (748,468)
                                                                               -----------        -----------

         Net cash used in investing activities                                    (878,410)          (748,468)
                                                                               -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                            --               17,501
  Repayment of debt                                                             (1,275,192)          (999,535)
                                                                               -----------        -----------

         Net cash used in financing activities                                  (1,275,192)          (982,034)
                                                                               -----------        -----------

Decrease in cash                                                                  (534,044)          (224,640)

Cash, beginning of period                                                        3,782,989          4,856,992
                                                                               -----------        -----------

Cash, end of period                                                            $ 3,248,945        $ 4,632,352
                                                                               ===========        ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                                $   559,241        $   630,745
                                                                               ===========        ===========


           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS


(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-B, Ltd. ("Partnership") at March 31, 1995 and December 31, 1994 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         The Partnership owns and operates the cable television system serving certain areas in and around Augusta, Georgia (the "Augusta System"). In addition, the Partnership owns an approximate 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture owns and operates the cable television systems serving certain areas in and around Albuquerque, New Mexico; Palmdale, California; and Tampa, Florida.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three month periods ended March 31, 1995 and 1994 (excluding the Partnership's 9 percent interest in the Venture) were $349,583 and $331,583, respectively.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Partnership as a percentage of the total revenues of owned and managed systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged to the Partnership by the General Partner for allocated overhead and administrative expenses for the three month periods ended March 31, 1995 and 1994 (excluding the Partnership's 9 percent interest in the Venture) were $520,429 and $504,193, respectively.

(3) On February 22, 1995, the General Partner entered into a Purchase and Sale Agreement (the "Agreement") with the Partnership, providing for the sale by the Partnership to the General Partner of the Augusta System. The purchase price for the Augusta System is $141,718,000, subject to working capital adjustments provided by the Agreement. Closing of the sale is subject to a number of conditions, including the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. The purchase price represents the average of three separate independent appraisals of the fair market value of the Augusta System. Subject to the satisfaction of closing conditions, the transaction is expected to close during 1995. The Partnership will retain its interest in the Venture.

(4) Summarized financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

       ASSETS                                                        March 31, 1995        December 31, 1994
       ------                                                        --------------        -----------------
Cash and accounts receivable                                          $  8,160,989            $  8,358,010
Investment in cable television properties                              157,911,215             160,282,700
Other assets                                                             1,875,731               2,035,204
                                                                      ------------            ------------
       Total assets                                                   $167,947,935            $170,675,914
                                                                      ============            ============

       LIABILITIES AND PARTNERS' CAPITAL                             March 31, 1995        December 31, 1994
       ---------------------------------                             --------------        -----------------
Debt                                                                  $180,752,790            $180,402,748
Payables and accrued liabilities                                         2,511,051               2,911,778
Partners' contributed capital                                          102,198,175             102,198,175
Accumulated deficit                                                   (117,514,081)           (114,836,787)
                                                                      ------------            ------------
       Total liabilities and partners' capital                        $167,947,935            $170,675,914
                                                                      ============            ============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                                           For the Three Months Ended
                                                                                  March 31,
                                                                       -----------------------------------
                                                                           1995                    1994
                                                                       -----------             -----------
Revenues                                                               $24,158,092             $22,407,252
Operating expenses                                                     (14,088,828)            (13,358,800)
Management fees and allocated overhead from
  Jones Intercable, Inc.                                                (3,033,059)             (2,836,999)
Depreciation and amortization                                           (6,683,999)             (6,427,107)
                                                                       -----------             -----------
Operating income (loss)                                                    352,206                (215,654)
Interest expense                                                        (3,945,142)             (3,021,342)
Other, net                                                                  13,403                 (14,958)
                                                                       -----------             -----------
       Net loss                                                        $(3,579,533)            $(3,251,954)
                                                                       ===========             ===========


         Management fees and reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $1,207,905 and $1,825,154, respectively, for the three month period ended March 31, 1995, and $1,120,363 and $1,716,636, respectively, for the three month period ended March 31, 1994. Management fees and reimbursements paid by the Venture and attributable to the Partnership totaled $110,886 and $167,549, respectively, for the three months ended March 31, 1995, and $102,850 and $157,587, respectively, for the three months ended March 31, 1994.

                           CABLE TV FUND 12-B LTD.
                           (A Limited Partnership)

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS

                             FINANCIAL CONDITION

         On February 22, 1995, the General Partner entered into a Purchase and Sale Agreement (the "Agreement") with the Partnership, providing for the sale by the Partnership to the General Partner of the Augusta System. The purchase price for the Augusta System is $141,718,000, subject to working capital adjustments provided by the Agreement. Closing of the sale is subject to a number of conditions, including the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. The purchase price represents the average of three separate independent appraisals of the fair market value of the Augusta System. Subject to the satisfaction of closing conditions, the transaction is expected to close during 1995. The Partnership will retain its interest in the Venture.

         For the three months ended March 31, 1995, the Partnership generated net cash from operating activities totaling $1,619,558, which is available to fund capital expenditures and debt principal repayments. During the first three months of 1995, capital expenditures totaled approximately $878,000 in the Augusta System. Approximately 38 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 8 percent of these expenditures related to the construction of new cable plant. The remaining expenditures were used for various system enhancements. Such expenditures were funded by cash generated from operations. Expected capital additions for the remainder of 1995 total approximately $3,606,000. Approximately 25 percent of the anticipated capital will be new plant. The remainder of the anticipated capital expenditures will be used for various enhancements in the Augusta System. Approximately 30 percent will be for the construction of service drops to subscriber's homes. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations. Depending upon the timing of the closing of the sale of the Augusta System to the General Partner discussed above, the Partnership likely will make only a portion of the budgeted capital expenditures scheduled to be made until such closing.

         The balance outstanding on the Partnership's credit facility as of March 31, 1995 was $38,527,187. On December 31, 1991, the then outstanding principal balance of $48,500,000 was converted to a term loan payable in 12 consecutive quarterly installments beginning March 31, 1992 and ending December 31, 1994. In December 1994, the General Partner refinanced the credit facility to extend the life of the term loan to December 31, 1999. The term loan will continue to be payable in consecutive quarterly installments. The Partnership repaid $1,242,813 during the first quarter of 1995. Installments due during the remainder of 1995 total $3,728,438 and will be paid from cash on hand. Interest on this agreement is at the Partnership's option of the base rate plus 1/2 percent, where base rate is defined as the greater of the Prime Rate or the Federal Funds Rate plus 1/2 percent, or the CD rate plus 1-5/8 percent or the London Interbank Offered rate plus 1-1/2 percent. The effective interest rates on outstanding obligations as of March 31, 1995 and 1994 were 7.86 percent and
4.92 percent, respectively. This loan is expected to be paid in full upon closing the sale of the Augusta System to the General Partner as discussed above.

         The General Partner presently believes that cash flows from operations will be sufficient to fund capital expenditures and other liquidity needs of the Partnership.

The Venture

         In addition to the Augusta System, which is 100 percent owned, the Partnership owns an approximate 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Partnership's investment in the Venture, accounted for under the equity method, decreased by $328,243 during the quarter. This decrease represents the Partnership's proportionate share of losses generated by the Venture. These losses are expected to continue during the remainder of 1995.

         For the three months ended March 31, 1995, the Venture generated net cash from operating activities totaling $4,334,542, which is available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $3,569,000 during the first quarter of 1995. These capital additions were funded by cash generated from operations, borrowings from the Venture's credit facility, and advances from the General Partner. Service drops to homes accounted for approximately 45 percent of the first quarter capital expenditures. The remaining expenditures related to various system enhancements in all the Venture's systems. Expected capital expenditures for the remainder of 1995 are approximately $16,355,000. The upgrade of cable television plant in the Albuquerque system is expected to
account for approximately 23 percent of the capital additions.   Service drops
to homes are anticipated to account for approximately 22 percent of the expected expenditures. The remainder of the expenditures relates to various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and, if necessary, in its discretion, advances from the General Partner.

         The Venture's debt arrangements consist of $93,000,000 of Senior Notes placed with a group of institutional lenders and an $87,000,000 credit agreement with a group of commercial bank lenders.

         The Senior Notes have a fixed interest rate of 8.64 percent and a maturity date of March 31, 2000. The Senior Notes call for interest only payments for the first four years, with interest and accelerating amortization of principal payments for the next four years. Interest is payable semi-annually. The Senior Notes carry a "make-whole" premium, which is a prepayment penalty, if the notes are prepaid prior to maturity. The make-whole premium protects the lenders in the event that prepaid funds are reinvested at a rate below 8.64 percent, and is calculated per the note agreement.

         In September 1994, the General Partner completed the renegotiation of its credit facility increase the commitment to $87,000,000 and extend the revolving credit period. The balance outstanding at March 31, 1995 was the full $87,000,000. Under the new terms of this credit facility, the loan will convert to a term loan on March 31, 1996 with quarterly installments beginning June 30, 1996 and a final payment due March 31, 2000. Interest is at the Venture's option of LIBOR plus 1.25 percent to 1.75 percent, the CD rate plus
1.375 percent to 1.875 percent or the Base Rate plus 0 percent to .50 percent. The effective interest rates on amounts outstanding on the Venture's term credit facility as of March 31, 1995 and 1994 were 8.4 percent and 5.0 percent, respectively.

         Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

         The General Partner presently believes that cash flows from operations will be sufficient to fund capital expenditures and other liquidity needs of the Venture.

Regulatory Matters

         Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), which became effective on December 4, 1992. This legislation has caused significant changes to the regulatory environment in which the cable television industry operates. The 1992 Cable Act generally imposes a greater degree of regulation on the cable television industry. Under the 1992 Cable Act's definition of effective competition, nearly all cable systems in the United States, including those owned by the Partnership and the Venture, are subject to rate regulation of basic cable services. In addition, the 1992 Cable Act allows the FCC to regulate rates for non-basic service tiers other than premium services in response to complaints filed by franchising authorities and/or cable subscribers. In April 1993, the FCC adopted regulations governing rates for basic and non-basic services. The FCC's rules became effective on September 1, 1993. In compliance with these rules, the Partnership and the Venture reduced rates charged for certain regulated services effective September 1, 1993.

         On February 22, 1994, however, the FCC adopted several additional rate orders including orders which revised its earlier-announced regulatory scheme with respect to rates and established interim cost-of-service regulations. The FCC's February 22, 1994 regulations generally require rate reductions, absent a successful cost-of-service showing, of 17 percent of September 30, 1992 rates, adjusted for inflation, channel modifications, equipment costs, and increases in programming costs. The new regulations became effective on May 15, 1994, but operators could elect to defer rate reductions to July 14, 1994, so long as they made no changes in their rates and did not restructure service offerings between May 15 and July 14.

         The Partnership has filed a cost-of-service showing for the Augusta System and thus anticipates no further reductions in rates. The Venture has filed cost-of-service showings in all of its systems and anticipates no further reductions in rates. Such cost-of-service showings have not yet received final approval from franchising authorities, however, and there can be no assurance that the Partnership's and the Venture's cost-of-service showings will prevent further rate reductions until such final approvals are received.

                             RESULTS OF OPERATIONS

         Revenues in the Augusta System totaled $6,991,658 for the three months ended March 31, 1995, compared to $6,624,776 for the similar 1994 period, an increase of $366,882, or approximately 6 percent. This increase was due primarily to increases in the number of basic subscribers. Basic subscribers increased 1,647, or approximately 2 percent, from 64,933 at March 31, 1994 to 66,580 at March 31, 1995. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expense totaled $3,700,432 for the first three months of 1995 compared to $3,398,516 for the comparable 1994 period, an increase of $301,916, or approximately 9 percent. Operating expense represented 53 percent of revenue in 1995 and 51 percent of revenue in 1994. Increases in programming fees and marketing expenses, due in part to the increase in the subscriber base, accounted for approximately 70 percent and 29 percent, respectively, of the increase in expense. No other individual factor contributed significantly to the increase in operating expenses. Management fees and allocated overhead from the General Partner totaled $870,012 for the first three months of 1995 compared to $835,432 for the comparable 1994 period, an increase of $34,580, or approximately 4 percent. The increase in management fees and allocated overhead from the General Partner is due to the increase in revenue, upon which such fees and allocations are based, and an increase in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, including personnel expenses, a portion of which is allocated to the Partnership.

         Depreciation and amortization expense totaled $2,488,109 for the three months ended March 31, 1995, compared to $2,337,737 for the similar 1994 period, an increase of $150,372, or approximately 6 percent. The increase is due to capital additions during 1994.

         The Partnership recorded an operating loss of $66,895 for the first three months of 1995 compared to operating income of $53,091 for the first three months of 1994 due to the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increase in revenues. Operating income before depreciation and amortization totaled $2,421,215 for the three months ended March 31, 1995 compared to $2,390,828 for the comparable 1994 period, an increase of $30,387, or approximately 1 percent. This increase is due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         The Partnership has experienced a reduction in operating income before depreciation and amortization as a percent of revenue ("Operating Margin"). This reduction is due to FCC rate regulations under the 1992 Cable Act which have caused revenue to increase more slowly than otherwise would have been the case. In turn, this has caused certain expenses, such as franchise fees, copyright fees and management fees to increase more slowly than otherwise would have been the case. However, other operating costs such as programming fees, salaries and benefits, and marketing costs as well as costs incurred by the General Partner, a portion of which is allocated to the Partnership, continue to increase at historical rates. The General Partner will attempt to mitigate a portion of these reductions through (a) new service offerings; (b) product re-marketing and re-packaging and (c) marketing efforts directed at non-subscribers.

         Interest expense totaled $786,044 for the first quarter of 1995, compared to $558,614 for the similar 1994 period, an increase of $227,430, or approximately 41 percent. This increase was primarily due to higher effective interest rates despite a lower outstanding balance on the Partnership's credit facility. Loss before equity in net loss of cable television joint venture totaled $799,138 for the first three months of 1995, compared to $471,275 for the comparable 1994 period, an increase of $327,863. The increase is the result of the factors discussed above.

The Venture-

         In addition to the Augusta System, which is 100 percent owned by the Partnership, the Partnership owns an approximate 9 percent interest in the Venture.

         Revenues in the Venture's systems totaled $24,158,092 for the three months ended March 31, 1995 compared to $22,407,252 for the three months ended March 31, 1994, an increase of $1,750,840, or approximately 8 percent. The increase in revenues was primarily due to increases in the number of basic subscribers. The Venture had an increase in the number of basic subscribers of 13,402, or approximately 6 percent, from 217,236 at March 31, 1994 to 230,638 at March 31, 1995. The increase in revenues was also due to an approximate 22 percent increase in advertising revenues. No other single factor significantly affected the increases in revenues.

         Operating expenses in the Venture's systems totaled $14,088,828 for the three months ended March 31, 1995 compared to $13,358,800 for the similar 1994 period, an increase of $730,028, or approximately 5 percent. Operating expenses represented 58 percent of revenues for the three months ended March 31, 1995, compared to 60 percent for the three months ended March 31, 1994. Increases in programming costs accounted for approximately 62 percent of the increase in operating expenses. Increases in marketing costs accounted for approximately 25 percent of the increase. No other individual factor contributed significantly to the increase in operating expenses. Management fees and allocated overhead from the General Partner totaled $3,033,059 for the three months ended March 31, 1995 compared to $2,836,999 for the similar 1994 period, an increase of $196,060, or approximately 7 percent. This increase was primarily due to the increase in revenues, upon which such fees and allocations are based, and an increase in expenses allocated from the General Partner. The General Partner has experienced increases is expenses, including personnel costs, a portion of which is allocable to the Venture.

         Depreciation and amortization expense totaled $6,683,999 for the quarter ended March 31, 1995 compared to $6,427,107 for the quarter ended March 31, 1994, an increase of $256,892, or approximately 4 percent. This was due primarily to capital additions during 1994.

         The Venture reported operating income of $352,206 for the three month period ended March 31, 1995 compared to an operating loss of $215,654 for the similar 1994 period. This increase was due to the increase in revenues exceeding the increases in operating expenses, management fees and allocated overhead expenses from the General Partner and depreciation and amortization expense. Operating income before depreciation and amortization totaled $7,036,205 for the quarter ended March 31, 1995 compared to $6,211,453 for the similar 1994 period, an increase of $824,752, or approximately 13 percent. This increase was due to the increase in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense totaled $3,945,142 for the three months ended March 31, 1995 compared to $3,021,342 for the similar 1994 period, an increase of $923,800, or approximately 31 percent. This increase was due primarily to higher balances on interest bearing obligations and higher interest rates.

         Net loss increased $327,579, or approximately 10 percent, from $3,251,954 to $3,579,533 for the three months ending March 31, 1994 and 1995, respectively, due primarily to the increase in interest expense. Such losses are expected to continue.

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a)      Exhibits

                 27)      Financial Data Schedule

         b)      Reports on Form 8-K

                 A Current Report on Form 8-K (Commission File No. 0-13807), dated February 23, 1995, describing the execution of an agreement to sell the Augusta System was filed with the Securities and Exchange Commission on February 24, 1995.

                                  SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CABLE TV FUND 12-B, LTD.
                                           BY:     JONES INTERCABLE, INC.
                                                   General Partner



                                           By:     /S/ Kevin P. Coyle
                                                   Kevin P. Coyle
                                                   Group Vice President/Finance
                                                   (Principal Financial Officer)



Dated:  May 10, 1995

                               INDEX TO EXHIBITS


                                                             SEQUENTIALLY
EXHIBIT                                                        NUMBERED
NUMBER                 DESCRIPTION                               PAGE
- - -------                -----------                           ------------
  27             Financial Data Schedule