Form 10-Q
period 1995-06-30
CABLE TV FUND 12-B LTD
filed 1995-08-14
CIK 774557

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 1995.

[ ]      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from______________________ to__________.

                        Commission File Number:  0-13807

                            CABLE TV FUND 12-B, LTD.
--------------------------------------------------------------------------
                Exact name of registrant as specified in charter

Colorado                                                       #84-0969999
--------------------------------------------------------------------------
State of organization                               I.R.S. employer I.D. #

    9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
    ------------------------------------------------------------------------
                     Address of principal executive office

                                 (303) 792-3111
                                 --------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                                                             No_____

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                     June 30,           December 31,
         ASSETS                                                                        1995                1994
                                                                                     --------           ------------
CASH                                                                              $  3,065,467         $  3,782,989

TRADE RECEIVABLES, less allowance for doubtful
    receivables of $88,960 and $79,128 at June 30, 1995
    and December 31, 1994, respectively                                                969,036              860,247

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                            80,694,063           78,503,036
  Less- accumulated depreciation                                                   (41,021,198)         (37,429,022)
                                                                                  ------------         ------------
                                                                                    39,672,865           41,074,014

  Franchise costs, net of accumulated amortization
    of $26,406,170 and $25,063,424 at June 30, 1995
    and December 31, 1994, respectively                                             12,708,602           14,051,348
  Loss in excess of investment in cable television
    joint venture                                                                   (2,379,084)          (1,804,126)
                                                                                  ------------         ------------
         Total investment in cable  television properties                           50,002,383           53,321,236

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                        479,274              578,713
                                                                                  ------------         ------------
         Total assets                                                             $ 54,516,160         $ 58,543,185
                                                                                  ============         ============

            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                                 June 30,          December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                               1995                1994
                                                                                ----------         ------------
LIABILITIES:
  Debt                                                                        $ 37,413,222         $ 39,959,041
  Accounts payable-
    Trade                                                                               --               63,438
    General Partner                                                                 17,894              112,495
  Accrued liabilities                                                            1,197,467              924,648
  Subscriber prepayments                                                           132,507              113,843
                                                                              ------------         ------------
         Total liabilities                                                      38,761,090           41,173,465
                                                                              ------------         ------------
PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                              1,000                1,000
    Accumulated deficit                                                           (321,298)            (305,152)
                                                                              ------------         ------------
                                                                                  (320,298)            (304,152)
                                                                              ------------         ------------
  Limited Partners-
    Net contributed capital (111,035 units
      outstanding at June 30, 1995 and
      December 31, 1994)                                                        47,645,060           47,645,060
    Accumulated deficit                                                        (31,569,692)         (29,971,188)
                                                                             -------------         ------------
                                                                                16,075,368           17,673,872
                                                                              ------------         ------------
         Total liabilities and partners' capital (deficit)                    $ 54,516,160         $ 58,543,185
                                                                              ============         ============

            The accompanying notes to unaudited financial statements
                 are an integral part of these balance sheets.

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                         For the Three Months Ended         For the Six Months Ended
                                                         --------------------------         ------------------------
                                                                  June 30,                         June 30,

                                                           1995             1994             1995            1994
                                                           ----             ----             ----            ----
REVENUES                                               $7,371,663        $6,781,005      $14,363,321     $13,405,781

COSTS AND EXPENSES:
  Operating expense                                     3,541,632         3,487,108        7,242,064       6,885,624
  Management fees and allocated overhead
      from General Partner                                849,145           847,942        1,719,157       1,683,374
  Depreciation and amortization                         2,482,527         2,332,064        4,970,636       4,669,801
                                                       ----------        ----------      -----------     -----------
OPERATING INCOME                                          498,359           113,891          431,464         166,982
                                                       ----------        ----------      -----------     -----------
OTHER INCOME (EXPENSE):
  Interest expense                                       (780,303)         (599,986)      (1,566,347)     (1,158,600)
  Other, net                                               41,391           (11,543)          95,191          22,705
                                                       ----------        ----------      -----------     -----------
         Total other income (expense), net               (738,912)         (611,529)      (1,471,156)     (1,135,895)
                                                       ----------        ----------      -----------     -----------
LOSS BEFORE EQUITY IN NET LOSS OF
  CABLE TELEVISION JOINT VENTURE                         (240,553)         (497,638)      (1,039,692)       (968,913)

EQUITY IN NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                                          (246,356)         (290,983)        (574,958)       (582,690)
                                                       ----------        ----------      -----------     -----------
NET LOSS                                               $ (486,909)       $ (788,621)     $(1,614,650)    $(1,551,603)
                                                       ==========        ==========      ===========     ===========
ALLOCATION OF NET LOSS:
  General Partner                                      $   (4,869)       $   (7,886)     $   (16,146)    $   (15,516)
                                                       ==========        ==========      ===========     ===========
  Limited Partners                                     $ (482,040)       $ (780,735)     $(1,598,504)    $(1,536,087)
                                                       ==========        ==========      ===========     ===========
NET LOSS PER LIMITED PARTNERSHIP UNIT                  $    (4.34)       $    (7.03)     $    (14.39)    $    (13.83)
                                                       ==========        ==========      ===========     ===========
WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                           111,035           111,035          111,035         111,035
                                                       ==========        ==========      ===========     ===========

            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                                For the Six Months Ended
                                                                                         June 30,
                                                                                -------------------------
                                                                                   1995             1994
                                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                      $(1,614,650)     $(1,551,603)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                               4,970,636        4,669,801
    Decrease in amount due General Partner                                        (94,601)        (157,364)
    Equity in net loss of cable television joint venture                          574,958          582,690
    Decrease (increase) in trade receivables                                     (108,789)         143,392
    Increase in prepaid expenses and other assets                                  63,725         (176,065)
    Increase (decrease) in trade accounts payable,
      accrued liabilities and subscriber prepayments                              228,045          (39,852)
                                                                              -----------      -----------
         Net cash provided by operating activities                              4,019,324        3,470,999
                                                                              -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment, net                                        (2,191,027)      (1,628,416)
                                                                              -----------      -----------
         Net cash used in investing activities                                 (2,191,027)      (1,628,416)
                                                                              -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings                                                               --           17,502
Repayment of debt                                                              (2,545,819)      (1,998,438)
                                                                              -----------      -----------
         Net cash used in financing activities                                 (2,545,819)      (1,980,936)
                                                                              -----------      -----------
Decrease in cash                                                                 (717,522)        (138,353)

Cash, beginning of period                                                       3,782,989        4,856,992
                                                                              -----------      -----------
Cash, end of period                                                           $ 3,065,467      $ 4,718,639
                                                                              ===========      ===========
SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $ 1,258,707      $ 1,187,165
                                                                              ===========      ===========

            The accompanying notes to unaudited financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-B, Ltd. ("Partnership") at June 30, 1995 and December 31, 1994 and its Statements of Operations for the three and six month periods ended June 30, 1995 and 1994, and its Statements of Cash Flows for the six month periods ended June 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1995 (excluding the Partnership's 9 percent interest in the Venture) were $368,583 and $718,166, respectively, as compared to $339,050 and $670,289, respectively, for the similar 1994 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the partnership as a percentage of the total revenues of owned and managed systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1995 (excluding the Partnership's 9 percent interest in the Venture) were $480,562 and $1,000,991, respectively, as compared to $508,892 and $1,013,085, respectively, for the similar 1994 periods.

(3) The Partnership has agreed to sell the Augusta System to the General Partner for a sales price of $142,618,000, subject to working capital adjustments. The sales price was determined by averaging three separate independent appraisals of the fair market value of the Augusta System as of December 31, 1994. Closing of the sale is subject to a number of conditions, including the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. The General Partner expects to conduct a vote of the limited partners of the Partnership during August or September 1995 to seek limited partner approval of the sale of the Augusta System. Subject to the satisfaction of closing conditions, the transaction is expected to close during 1995. This sale agreement pertains only to the Augusta System, not to the Partnership's interest in the systems owned by the Venture. The limited partners' portion of net proceeds from the sale (approximately $95,134,890, or approximately $1,714 for each $1,000 invested in the Partnership) will be distributed to the limited partners shortly after closing. The Partnership will retain its interest in the Venture.

(4) In August 1995, the Venture entered into a purchase and sale agreement pursuant to which it agreed to sell the Tampa, Florida system (the "Tampa System") to the General Partner for a sales price of $110,395,667, subject to working capital adjustments. This price is the average of three separate, independent appraisals of the fair market value of the Tampa System. Closing of the sale is expected to occur before the end of 1995. The Venture's current debt arrangements do not allow the Venture to make distributions. The General Partner will attempt to rengegotiate the Venture's credit arrangements to allow for distributions. There is no assurance such refinancing can be completed. If the refinancing is successfully completed, the Venture expects to distribute approximately $3,800,000 to the Partnership, which the Partnership in turn will distribute to its limited partners, giving the Partnership's limited partners an approximate return of $68 for each $1,000 invested in the Partnership. This amount is in addition to the $1,714 for each $1,000 invested in the Partnership to be returned to the limited partners from the Augusta System sale. Because the Tampa System does not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership is required in connection with this transaction.

(5) Summarized financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

         ASSETS                                                              June 30, 1995            December 31, 1994
                                                                             -------------            -----------------
Cash and accounts receivable                                                $    6,728,320               $   8,358,010

Investment in cable television properties                                      156,687,451                 160,282,700

Other assets                                                                     1,753,956                   2,035,204
                                                                            --------------               -------------
         Total Assets                                                       $  165,169,727               $ 170,675,914
                                                                            ==============               =============

    LIABILITIES AND PARTNERS' CAPITAL                                        June 30, 1995           December 31, 1994
                                                                             -------------           -----------------
Debt                                                                        $  180,653,878               $ 180,402,748

Payables and accrued liabilities                                                 1,838,460                   2,911,778

Partners' contributed capital                                                  102,198,175                 102,198,175

Accumulated deficit                                                           (119,520,786)               (114,836,787)
                                                                            --------------               -------------
         Total liabilities and partners' capital                            $  165,169,727               $ 170,675,914
                                                                            ==============               =============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                       For the Three Months Ended         For the Six Months Ended
                                                                June 30,                          June 30,
                                                       --------------------------         ------------------------
                                                          1995              1994              1995             1994
                                                          ----              ----              ----             ----
Revenues                                             $ 25,395,190      $ 23,239,439    $ 49,553,282     $ 45,646,691

Operating expense                                     (14,568,494)      (13,998,347)    (27,952,322)     (27,357,147)

Management fees and allocated overhead
  from General Partner                                 (2,925,500)       (2,859,308)     (5,958,559)      (5,696,307)

Depreciation and amortization                          (6,680,382)       (6,106,215)    (13,364,381)     (12,533,322)
                                                     ------------      ------------    ------------     ------------
Operating income                                        1,220,814           275,569       1,573,020           59,915

Interest expense                                       (3,970,481)       (3,294,996)     (7,915,623)      (6,316,338)

Other, net                                                 66,046           (76,167)         79,449          (91,125)
                                                     ------------      ------------    ------------     ------------
         Net loss                                    $ (2,683,621)     $ (3,095,594)   $ (6,263,154)    $ (6,347,548)
                                                     ============      ============    ============     ============

         Management fees and reimbursements for overhead and administrative expense paid to Jones Intercable, Inc. by the Venture totaled $1,269,759 and $2,477,664, for the three and six months ended June 30, 1995, respectively, and $1,161,972 and $2,282,335, for the three and six months ended June 30, 1994, respectively. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $1,655,741 and $3,480,895 for the three and six months ended June 30, 1995, respectively, and $1,697,336 and $3,413,972, for the three and six months ended June 30, 1994, respectively. Management fees paid by the Venture and attributable to the Partnership totaled $116,564 and $227,450 for the three and six month periods ended June 30, 1995, respectively, and $106,668 and $209,518 for the three and six month periods ended June 30, 1994, respectively. Reimbursements for overhead and administrative expenses paid by the Venture and attributable to the Partnership totaled $151,997 and $319,546 for the three and six month periods ended June 30, 1995, respectively, and $155,815 and $313,402 for the three and six month periods ended June 30, 1994, respectively.

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


The Partnership

         The Partnership has agreed to sell the Augusta System to the General Partner for a sales price of $142,618,000, subject to working capital adjustments. The sales price was determined by averaging three separate independent appraisals of the fair market value of the Augusta System as of December 31, 1994. Closing of the sale is subject to a number of conditions, including the approval of the transaction by the holders of a majority of the Partnership's limited partnership interests. The General Partner expects to conduct a vote of the limited partners of the Partnership during August or September 1995 to seek limited partner approval of the sale of the Augusta System. Subject to the satisfaction of closing conditions, the transaction is expected to close during 1995. This sale agreement pertains only to the Augusta System, not to the Partnership's interest in the systems owned by the Venture. The limited partners' portion of net proceeds from the sale (approximately $95,134,890, or approximately $1,714 for each $1,000 invested in the Partnership) will be distributed to the limited partners shortly after closing. The Partnership will retain its interest in the Venture.

         For the six months ended June 30, 1995, the Partnership generated net cash from operating activities totaling $4,019,324, which was available to fund capital expenditures and debt principal repayments. During the first six months of 1995, capital expenditures totaled approximately $2,191,000 in the Augusta System. Approximately 36 percent of these expenditures related to the construction of service drops to subscribers' homes. Approximately 13 percent of these expenditures related to the construction of new cable plant. The remaining expenditures were used for various system enhancements. Such expenditures were funded by cash generated from operations. Expected capital additions for the remainder of 1995 total approximately $2,293,000. Approximately 24 percent of the anticipated capital expenditures are for new plant extensions. Approximately 22 percent will be for the construction of service drops to subscriber's homes. The remainder of the anticipated capital expenditures will be used for various enhancements in the Augusta System. Funding for these expenditures is expected to be provided by cash on hand and cash generated from operations. Depending upon the timing of the closing of the sale of the Augusta System to the General Partner discussed above, the Partnership will make only that portion of the budgeted capital expenditures scheduled to be made until such closing.

         The balance outstanding on the Partnership's credit facility as of June 30, 1995 was $37,284,375. In December 1994, the General Partner refinanced the Partnership's credit facility to extend the life of the term loan to December 31, 1999. The term loan will continue to be payable in consecutive quarterly installments. The Partnership repaid $2,485,625 during the first six months of 1995. Installments due during the remainder of 1995 total $2,485,625 and will be paid from cash on hand and cash generated from operations. Interest on this agreement is at the Partnership's option of the base rate plus 1/2 percent, where base rate is defined as the greater of the Prime Rate or the Federal Funds Rate plus 1/2 percent, or the CD rate plus 1-5/8 percent or the London Interbank Offered Rate plus 1-1/2 percent. The effective interest rates on outstanding obligations as of June 30, 1995 and 1994 were 8.01 percent and 5.86 percent, respectively. This loan is expected to be repaid in full upon closing of the sale of the Augusta System to the General Partner.

         The General Partner believes that cash flows from operations will be sufficient to fund capital expenditures and other liquidity needs of the Partnership.

The Venture

         In addition to the Augusta System, which is 100 percent owned, the Partnership owns an approximate 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Partnership's investment in the Venture, accounted for under the equity method, decreased by $574,958 during the six months ended June 30, 1995. This decrease represents the Partnership's proportionate share of losses generated by the Venture. These losses are expected to continue during the remainder of 1995.

         For the six months ended June 30, 1995, the Venture generated net cash from operating activities totaling $8,458,494, which is available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $10,274,000 during the first six months of 1995. These capital additions were funded by cash generated from operations, borrowings from the Venture's credit facility, and advances from the General Partner. Service drops to homes accounted for approximately 36 percent of the first six months capital expenditures and approximately 25 percent were for the upgrade of the Albuquerque system. The remaining expenditures related to various system enhancements in all of the Venture's systems. Expected capital expenditures for the remainder of 1995 are approximately $6,690,000. Service drops to homes are anticipated to account for approximately 39 percent of the expected expenditures. The upgrade of cable television plant in the Albuquerque system is expected to account for approximately 27 percent of the capital additions. The remainder of the expenditures relates to various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash generated from operations and, if necessary, in its discretion, advances from the General Partner.

         In August 1995, the Venture entered into a purchase and sale agreement pursuant to which it agreed to sell the Tampa, Florida system (the "Tampa System") to the General Partner for a sales price of $110,395,667, subject to working capital adjustments. This price is the average of three separate, independent appraisals of the fair market value of the Tampa System. Closing of the sale is expected to occur before the end of 1995. The Venture's current debt arrangements do not allow the Venture to make distributions. The General Partner will attempt to rengegotiate the Venture's credit arrangements to allow for distributions. There is no assurance such refinancing can be completed. If the refinancing is successfully completed, the Venture expects to distribute approximately $3,800,000 to the Partnership, which the Partnership in turn will distribute to its limited partners, giving the Partnership's limited partners an approximate return of $68 for each $1,000 invested in the Partnership. This amount is in addition to the $1,714 for each $1,000 invested in the Partnership to be returned to the limited partners from the Augusta System sale. Because the Tampa System does not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership is required in connection with this transaction.

         The Venture's debt arrangements consist of $93,000,000 of Senior Notes placed with a group of institutional lenders and an $87,000,000 credit agreement with a group of commercial bank lenders. The Venture intends to renegotiate its credit facilities to allow for distributions to the limited partners of the Venture's constituent partners of a portion of the Tampa System sales proceeds.

         The Senior Notes have a fixed interest rate of 8.64 percent and a maturity date of March 31, 2000. The Senior Notes call for interest only payments through March 1996, with interest and accelerating amortization of principal payments for the next four years. Interest is payable semi-annually. The Senior Notes carry a "make-whole" premium, which is a prepayment penalty that protects the lenders in the event that prepaid funds are reinvested at a rate below 8.64 percent.

         The balance outstanding on the credit agreement at June 30, 1995 was the full $87,000,000. Under the terms of this credit facility, the loan will convert to a term loan on March 31, 1996 with quarterly installments beginning June 30, 1996 and a final payment due March 31, 2000. Interest is at the Venture's option of LIBOR plus 1.25 percent to 1.75 percent, the CD rate plus
1.375 percent to 1.875 percent or the Base Rate plus 0 percent to .50 percent. The effective interest rates on amounts outstanding on the Venture's term credit facility as of June 30, 1995 and 1994 were 8.32 percent and 7.44 percent, respectively.

         Both lending facilities are equal in standing with the other, and both are equally secured by the assets of the Venture.

         The General Partner presently believes that cash flows from operations and, in its discretion, advances from the General Partner, will be sufficient to fund capital expenditures and other liquidity needs of the Venture until the refinancing of the debt arrangements and the closing of the sale of the Tampa System.

                             RESULTS OF OPERATIONS

The Partnership

         Revenues in the Augusta system increased $590,658, or approximately 9 percent, to $7,371,663 in the three month period ended June 30, 1995 from $6,781,005 for the similar 1994 period. Revenues increased $957,540, or approximately 7 percent, to $14,363,321 in the first six months of 1995 from $13,405,781 in the comparable period of 1994. Basic subscribers increased 1,733, or approximately 3 percent, to 66,972 at June 30, 1995 from 65,239 at June 30, 1994. This increase in basic subscribers accounted for approximately 20 percent and 26 percent, respectively, of the three and six month increases in revenue. Basic service rate adjustments accounted for approximately 43 percent of both the three and six month increases in revenue. No other individual factor was significant to the increase in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses increased $54,524, or approximately 2 percent, to $3,541,632 for the three month period ended June 30, 1995 to $3,487,108 for the similar 1994 period. Operating expenses increased $356,440, or approximately 5 percent, to $7,242,064 for the six month period ended June 30, 1995 from $6,885,624 for the comparable 1994 period. Operating expenses represented 48 and 51 percent, respectively, of revenue for the three month periods ended June 30, 1995 and 1994. For the six month periods ended June 30, 1995 and 1994, operating expenses represented 50 percent and 51 percent, respectively, of revenue. Increases in programming fees were primarily responsible for the three and six month increases in operating expenses. No other individual factors contributed significantly to the increases.

           Management fees and allocated overhead from the General Partner increased $1,203, or less than 1 percent, to $849,145 for the three month period ended June 30, 1995 from $847,942 for the similar 1994 period. Management fees and allocated overhead from the General Partner increased $35,783, or approximately 2 percent, to $1,719,157 for the six month period ended June 30, 1995 from $1,683,374 for the similar 1994 period. These increases were due to an increase in revenues, upon which such fees and allocations are based.

         Depreciation and amortization expense for the three month periods increased $150,463, or approximately 6 percent, to $2,482,527 in 1995 from $2,332,064 in 1994. For the six month periods, depreciation and amortization increased $300,835, or approximately 6 percent, to $4,970,636 in 1995 from $4,669,801 in 1994. These increases were due to capital additions during 1994 and 1995.

         Operating income increased $384,468, to $498,359 for the three month period ended June 30, 1995 from $113,891 for the comparable 1994 period. Operating income increased $264,482, to $431,464 for the six month period ended June 30, 1995 from $166,982 for the comparable 1994 period. These increases are due to the increases in revenues exceeding the increases in operating expenses, management fees and allocated overhead from the General Partner and depreciation and amortization expense. Operating income before depreciation and amortization increased $534,931, or approximately 22 percent, to $2,980,886 for the three month period ended June 30, 1995 from $2,445,955 for the comparable 1994 period. Operating income before depreciation and amortization increased $565,317, or approximately 12 percent, to $5,402,100 for the six month period ended June 30, 1995 from $4,836,783 for the comparable 1994 period. These increases for the three and six month periods were due to the increases in revenue exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense increased $180,317, or approximately 30 percent, to $780,303 from $599,986 for the three month periods ended June 30, 1995 and 1994, respectively. This increase is due primarily to higher interest rates on interest bearing obligations. Interest expense increased $407,747, or approximately 35 percent, to $1,566,347 from $1,158,600 for the six month periods ended June 30, 1995 as compared to 1994, due to higher interest rates on interest bearing obligations. Loss before equity in net loss of cable television joint venture decreased $257,085 to $240,553 for the three months ended June 30, 1995 compared to 1994, due to the increase in operating income. Loss before equity in net loss of cable television joint venture increased $70,779, to $1,039,692 for the six month period ended June 30, 1995 from $968,913 for the comparable 1994 period, due primarily to the increase in interest expense.

The Venture

         In addition to the Augusta, Georgia system, which is 100 percent owned by the Partnership, the Partnership owns an approximate 9 percent interest in the Venture.

         Revenues in the Venture's systems totaled $25,395,190 for the three months ended June 30, 1995 compared to $23,239,439 for the three months ended June 30, 1994, an increase of $2,155,751, or approximately 9 percent. For the six month periods ended June 30, revenues totaled $49,553,282 in 1995 compared to $45,646,691 in 1994, an increase of $3,906,591, or approximately 9 percent. Since June 30, 1994, the Venture has added 13,418 basic subscribers representing an increase of approximately 6 percent. Basic subscribers increased to 232,766 at June 30, 1995 from 219,348 at June 30, 1994. This increase in the subscriber base accounted for approximately 46 and 50 percent, respectively, of the three and six month increases in revenues. Basic service rate adjustments primarily accounted for the remainder of the increases for the three and six month periods. No other single factor significantly affected the increases in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses in the Venture's systems totaled $14,568,494 for the three months ended June 30, 1995 compared to $13,998,347 for the similar 1994 period, an increase of $570,147, or approximately 4 percent. For the six month periods ended June 30, operating expenses totaled $28,657,322 in 1995 compared to $27,357,147 in 1994, an increase of $1,300,175, or approximately 5 percent. Operating expenses represented 57 percent and 58 percent of revenues for the three and six months ended June 30, 1995, respectively, compared to 60 percent for the three and six months ended June 30, 1994. Increased programming costs primarily accounted for the increases in operating expenses for the three and six month periods ended June 30, 1995. No other individual factor contributed significantly to the increases in operating expenses.

         Management fees and allocated overhead from the General Partner totaled $2,925,500 for the three months ended June 30, 1995 compared to $2,859,309 for the similar 1994 period, an increase of $66,191, or approximately 2 percent. For the six month periods ended June 30, management fees and allocated overhead from the General Partner totaled $5,958,559 in 1995 compared to $5,696,307 in 1994, an increase of $262,252, or approximately 5 percent. These increases were primarily due to the increases in revenues, upon which such fees and allocations are based.

         Depreciation and amortization expense totaled $6,680,382 for the quarter ended June 30, 1995 compared to $6,106,215 for the quarter ended June 30, 1994, an increase of $574,167, or approximately 9 percent. For the six month periods ended June 30, depreciation and amortization totaled $13,364,381 in 1995 compared to $12,533,322 in 1994, an increase of $831,059, or approximately 7 percent. These increases were due primarily to capital additions during 1994.

         The Venture reported operating income of $1,220,814 for the three month period ended June 30, 1995 compared to operating income of $275,569 for the similar 1994 period, an increase of $945,245. For the six month periods ended June 30, the Venture's operating income totaled $1,573,020 in 1995 compared to $59,915 in 1994, an increase of $1,513,105. These increases were due to the increases in revenues exceeding the increases in operating expenses, management fees and allocated overhead expenses from the General Partner and depreciation and amortization expense. Operating income before depreciation and amortization totaled $7,901,196 for the quarter ended June 30, 1995 compared to $6,381,784 for the similar 1994 period, an increase of $1,519,412, or approximately 24 percent. For the six month periods ended June 30, operating income before depreciation and amortization totaled $14,937,401 in 1995 compared to $12,593,237 in 1994, an increase of $2,344,164, or approximately 19 percent. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense totaled $3,970,481 for the three months ended June 30, 1995 compared to $3,294,996 for the similar 1994 period, an increase of $675,485, or approximately 21 percent . For the six month periods ended June 30, interest expense totaled $7,915,623 in 1995 compared to $6,316,338 in 1994, an increase of $1,599,285, or approximately 25 percent. These increases were due primarily to higher balances on interest bearing obligations and higher effective interest rates.

Net loss decreased $311,539, or approximately 13 percent to $2,026,975, from $2,338,514 for the three months ended June 30, 1995 and 1994, respectively. For the six month periods ended June 30, net loss totaled $4,731,312 in 1995 compared to $4,795,105 in 1994, a decrease of $63,793, or approximately 1 percent. These losses were due to the factors discussed above and are expected to continue.

                          Part II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             27) Financial Data Schedule

         b)  Reports on Form 8-K

             None

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


                                          CABLE TV FUND 12-B, LTD.
                                          BY:  JONES INTERCABLE, INC.
                                               General Partner



                                           By:  /S/ Kevin P. Coyle
                                                -----------------------------
                                                Kevin P. Coyle
                                                Group Vice President/Finance
                                                (Principal Financial Officer)



Dated:  August 14, 1995

                                EXHIBIT INDEX

Exhibit No.                  Exhibit Description                           Page
-----------                  -------------------                           ----

    27                     Financial Data Schedule