Form 10-Q
period 1995-09-30
CABLE TV FUND 12-B LTD
filed 1995-11-14
CIK 774557

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1995.
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _____________.

                      Commission File Number:  0-13807

                          CABLE TV FUND 12-B, LTD.
--------------------------------------------------------------------------------
              Exact name of registrant as specified in charter

Colorado                                                             #84-0969999
--------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

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

Yes     X                                                             No
      -----                                                              -----

                          CABLE TV FUND 12-B, LTD.
                           (A Limited Partnership)

                          UNAUDITED BALANCE SHEETS


                                                                                  September 30,        December 31,
                    ASSETS                                                            1995                1994
                    ------                                                        -------------        ------------
CASH                                                                              $  2,098,102         $  3,782,989

TRADE RECEIVABLES, less allowance for doubtful
    receivables of $135,492 and $79,128 at September 30, 1995
    and December 31, 1994, respectively                                              1,232,700              860,247

INVESTMENT IN CABLE TELEVISION PROPERTIES:
  Property, plant and equipment, at cost                                            82,140,059           78,503,036
  Less - accumulated depreciation                                                  (42,815,685)         (37,429,022)
                                                                                  ------------         ------------

                                                                                    39,324,374           41,074,014

  Franchise costs, net of accumulated amortization
    of $27,077,543 and $25,063,424 at September 30, 1995
    and December 31, 1994, respectively                                             12,037,229           14,051,348
  Loss in excess of investment in cable television
    joint venture                                                                   (2,636,421)          (1,804,126)
                                                                                  ------------         ------------

         Total investment in cable television properties                            48,725,182           53,321,236

DEPOSITS, PREPAID EXPENSES AND DEFERRED CHARGES                                        526,178              578,713
                                                                                  ------------         ------------

         Total assets                                                             $ 52,582,162         $ 58,543,185
                                                                                  ============         ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS


                                                                               September 30,       December 31,
         LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)                                1995               1994
         -------------------------------------------                          ---------------      ------------
LIABILITIES:
  Debt                                                                        $ 36,234,191         $ 39,959,041
  Accounts payable-
    Trade                                                                           16,482               63,438
    General Partner                                                                      -              112,495
  Accrued liabilities                                                              910,976              924,648
  Subscriber prepayments                                                           118,042              113,843
                                                                              ------------         ------------

         Total liabilities                                                      37,279,691           41,173,465
                                                                              ------------         ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                              1,000                1,000
    Accumulated deficit                                                           (325,824)            (305,152)
                                                                              ------------         ------------

                                                                                  (324,824)            (304,152)
                                                                              ------------         ------------

  Limited Partners-
    Net contributed capital (111,035 units
      outstanding at September 30, 1995 and
      December 31, 1994)                                                        47,645,060           47,645,060
    Accumulated deficit                                                        (32,017,765)         (29,971,188)
                                                                              ------------         ------------

                                                                                15,627,295           17,673,872
                                                                              ------------         ------------

         Total liabilities and partners' capital (deficit)                    $ 52,582,162         $ 58,543,185
                                                                              ============         ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS


                                                        For the Three Months Ended        For the Nine Months Ended
                                                               September 30,                    September 30,
                                                       ----------------------------      ---------------------------
                                                          1995              1994            1995            1994
                                                       ----------        ----------      -----------     -----------
REVENUES                                               $7,459,775        $6,732,337      $21,823,096     $20,138,118

COSTS AND EXPENSES:
  Operating expenses                                    3,692,214         3,479,443       10,934,278      10,365,067
  Management fees and allocated overhead
      from General Partner                                877,537           801,397        2,596,694       2,484,771
  Depreciation and amortization                         2,467,646         2,332,843        7,438,282       7,002,644
                                                       ----------        ----------      -----------     -----------

OPERATING INCOME                                          422,378           118,654          853,842         285,636
                                                       ----------        ----------      -----------     -----------

OTHER INCOME (EXPENSE):
  Interest expense                                       (654,185)         (675,491)      (2,220,532)     (1,834,091)
  Other, net                                               36,545            38,810          131,736          61,515
                                                       ----------        ----------      -----------     -----------

         Total other income (expense), net               (617,640)         (636,681)      (2,088,796)     (1,772,576)
                                                       ----------        ----------      -----------     -----------

LOSS BEFORE EQUITY IN NET LOSS OF
  CABLE TELEVISION JOINT VENTURE                         (195,262)         (518,027)      (1,234,954)     (1,486,940)

EQUITY IN NET LOSS OF CABLE TELEVISION
  JOINT VENTURE                                          (257,337)         (260,777)        (832,295)       (843,467)
                                                       ----------        ----------      -----------     -----------

NET LOSS                                               $ (452,599)       $ (778,804)     $(2,067,249)    $(2,330,407)
                                                       ==========        ==========      ===========     ===========

ALLOCATION OF NET LOSS:
  General Partner                                      $   (4,526)       $   (7,788)     $   (20,672)    $   (23,304)
                                                       ==========        ==========      ===========     ===========

  Limited Partners                                     $ (448,073)       $ (771,016)     $(2,046,577)    $(2,307,103)
                                                       ==========        ==========      ===========     ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT                  $    (4.04)       $    (6.95)     $    (18.43)    $    (20.78)
                                                       ==========        ==========      ===========     ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                           111,035           111,035          111,035         111,035
                                                       ==========        ==========      ===========     ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS


                                                                               For the Nine Months Ended
                                                                                      September 30,
                                                                              ----------------------------
                                                                                 1995             1994
                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                    $(2,067,249)     $(2,330,407)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                             7,438,282        7,002,644
      Decrease in amount due General Partner                                     (112,495)        (163,266)
      Equity in net loss of cable television joint venture                        832,295          843,467
      Decrease (increase) in trade receivables                                   (372,453)         166,387
      Decrease (increase) in prepaid expenses and other assets                     15,035          (94,261)
      Decrease in trade accounts payable, accrued liabilities
        and subscriber prepayments                                                (56,429)        (279,070)
                                                                              -----------      -----------

         Net cash provided by operating activities                              5,676,986        5,145,494
                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                           (3,637,023)      (2,674,331)
                                                                              -----------      -----------

         Net cash used in investing activities                                 (3,637,023)      (2,674,331)
                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                         95,842           17,501
  Repayment of debt                                                            (3,820,692)      (2,998,334)
                                                                              -----------      -----------

         Net cash used in financing activities                                 (3,724,850)      (2,980,833)
                                                                              -----------      -----------

Decrease in cash                                                               (1,684,887)        (509,670)

Cash, beginning of period                                                       3,782,989        4,856,992
                                                                              -----------      -----------

Cash, end of period                                                           $ 2,098,102      $ 4,347,322
                                                                              ===========      ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                               $ 2,239,681      $ 1,836,368
                                                                              ===========      ===========


            The accompanying notes to unaudited financial statements
              are an integral part of these unaudited statements.

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-B, Ltd. (the "Partnership") at September 30, 1995 and December 31, 1994 and its Statements of Operations for the three and nine month periods ended September 30, 1995 and 1994, and its Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

         During the periods covered by this report, the Partnership owned and operated the cable television system serving certain areas in and around Augusta, Georgia (the "Augusta System"). The Augusta System was sold on October 20, 1995. In addition, the Partnership continues to own an approximate 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture owns and operates the cable television systems serving certain areas in and around Albuquerque, New Mexico; Palmdale, California; and Tampa, Florida.

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Partnership and receives a fee for its services equal to 5 percent of the gross revenues of the Partnership, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and nine month periods ended September 30, 1995 (excluding the Partnership's approximate 9 percent interest in the Venture) were $372,989 and $1,091,155, respectively, compared to $336,617 and $1,006,906, respectively, for the similar 1994 periods.

         The Partnership reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Partnership. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the partnership as a percentage of the total revenues of owned and managed systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Partnership by the General Partner for allocated overhead and administrative expenses for the three and nine month periods ended September 30, 1995 (excluding the Partnership's approximate 9 percent interest in the Venture) were $504,548 and $1,505,539, respectively, compared to $464,780 and $1,477,865, respectively, for the similar 1994 periods.

(3) On October 20, 1995, the Partnership sold the Augusta System to Jones Cable Holdings, Inc., a wholly-owned subsidiary of the General Partner, for a sales price of $142,618,000, subject to working capital adjustments. The sales price represented the average of three separate, independent appraisals of the Augusta System. The Partnership subsequently paid all of its indebtedness and distributed the net sale proceeds to its partners of record as of September 30, 1995. The limited partners of the Partnership, as a group, received $95,179,375 from the net sale proceeds and the General Partner received $13,220,625 from the net sale proceeds. The distribution to the limited partners of the Partnership equated to approximately $1,714 for each $1,000 invested in the Partnership. A vote of the limited partners of the Partnership was conducted for the purpose of obtaining limited partner approval of the sale of the Augusta System. The transaction was approved by the holders of 74.8 percent of the limited partnership interests of the Partnership. The Partnership retains its ownership interest in the Venture. The pro forma effect of the sale of the Augusta System on the results of the Partnership's operations for the nine month periods ended September 30, 1995 and 1994, assuming the transaction had occurred at the beginning of the periods, is presented in the following unaudited tabulation:

                                                          For the Nine Months Ended September 30, 1995
                                                          ---------------------------------------------
                                                                           Pro Forma
                                                          As Reported     Adjustments       Pro Forma
                                                          ------------    ------------     ------------
         Revenues                                         $21,823,096     $(21,823,096)    $          -
                                                          ===========     ============     ============

         Operating Income                                 $   853,842     $   (853,842)    $          -
                                                          ===========     ============     ============

         Net Income (Loss)                                $(2,067,249)    $  1,234,954     $   (832,295)
                                                          ===========     ============     ============

                                                          For the Nine Months Ended September 30, 1994
                                                          ---------------------------------------------
                                                                           Pro Forma
                                                          As Reported     Adjustments       Pro Forma
                                                          ------------    ------------     ------------
         Revenues                                         $20,138,118     $(20,138,118)    $          -
                                                          ===========     ============     ============

         Operating Income                                 $   285,636     $   (285,636)    $          -
                                                          ===========     ============     ============

         Net Income (Loss)                                $(2,330,407)    $  1,486,940     $   (843,467)
                                                          ===========     ============     ============

(4) In August 1995, the Venture entered into a purchase and sale agreement pursuant to which it agreed to sell its Tampa, Florida system (the "Tampa System") to the General Partner for a sales price of $110,395,667, subject to working capital adjustments. This price is the average of three separate, independent appraisals of the fair market value of the Tampa System. The General Partner has assigned its rights and obligations under the purchase and sale agreement to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner. Closing of the sale is expected to occur during the first half of 1996. Although the Venture's current debt arrangements do not allow the Venture to make distributions, on November 8, 1995, the General Partner accepted commitments from two commercial banks that will, subject to negotiation of satisfactory documentation, amend the Venture's existing debt arrangements to permit a $55,200,000 distribution to the Venture's partners. The Partnership's portion of this distribution would be approximately $5,067,000, of which approximately $3,800,000 would be distributed to limited partners and $1,267,000 would be distributed to the General Partner. This distribution will give the Partnership's limited partners an approximate return of $68 for each $1,000 invested in the Partnership. This amount is in addition to the $1,714 for each $1,000 invested in the Partnership returned to the limited partners from the Augusta System sale. Because the Tampa System does not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership is required in connection with this transaction. Jones Cable Holdings, Inc. expects to acquire and then to transfer the Tampa System, along with certain other properties that it will acquire from other managed partnerships, to an unaffiliated cable television system operator during the first half of 1996, as discussed below.

         On August 11, 1995, the General Partner entered into an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator. Pursuant to the TWEAN Exchange Agreement, Jones Cable Holdings, Inc. will convey to TWEAN the Tampa System along with certain other properties and cash in the amount of $3,500,000, subject to normal closing adjustments. In return, Jones Cable Holdings, Inc. will receive from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland, and portions of Fairfax County, Virginia.

         The pro forma effect of the sale of the Tampa System on the results of the Venture's operations for the nine month periods ended September 30, 1995 and 1994, assuming the transaction had occurred at the beginning of the periods, is presented in the following unaudited tabulation:

                                                          For the Nine Months Ended September 30, 1995
                                                          ---------------------------------------------
                                                                           Pro Forma
                                                          As Reported     Adjustments       Pro Forma
                                                          ------------    ------------     ------------
         Revenues                                         $75,237,447     $(21,240,827)    $ 53,996,620
                                                          ===========     ============     ============

         Operating Income                                 $ 2,458,031     $   (622,489)    $  1,835,542
                                                          ===========     ============     ============

         Net Income (Loss)                                $(9,107,269)    $  2,376,752     $ (6,730,517)
                                                          ===========     ============     ============
                                                          For the Nine Months Ended September 30, 1994
                                                          ---------------------------------------------
                                                                           Pro Forma
                                                          As Reported     Adjustments       Pro Forma
                                                          ------------    ------------     ------------
         Revenues                                         $68,690,849     $(19,402,978)    $ 49,287,871
                                                          ===========     ============     ============

         Operating Income                                 $   514,588     $    (68,797)    $    445,791
                                                          ===========     ============     ============

         Net Income (Loss)                                $(9,188,068)    $  2,303,590     $ (6,884,478)
                                                          ===========     ============     ============


(5) Summarized financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS

         ASSETS                                                            September 30, 1995      December 31, 1994
         ------                                                            ------------------      -----------------
Cash and accounts receivable                                                 $   5,043,252           $   8,358,010

Investment in cable television properties                                      156,250,703             160,282,700

Other assets                                                                     1,876,528               2,035,204
                                                                             -------------           -------------

         Total assets                                                        $ 163,170,483           $ 170,675,914
                                                                             =============           =============

    LIABILITIES AND PARTNERS' CAPITAL                                      September 30, 1995      December 31, 1994
    ---------------------------------                                      ------------------      -----------------
Debt                                                                         $ 180,699,799           $ 180,402,748

Payables and accrued liabilities                                                 1,924,025               2,911,778

Partners' contributed capital                                                  102,198,175             102,198,175

Accumulated deficit                                                           (121,651,516)           (114,836,787)
                                                                             -------------           -------------

         Total liabilities and partners' capital                             $ 163,170,483           $ 170,675,914
                                                                             =============           =============

                       UNAUDITED STATEMENTS OF OPERATIONS

                                                       For the Three Months Ended        For the Nine Months Ended
                                                              September 30,                    September 30,
                                                     ------------------------------    -----------------------------
                                                         1995              1994            1995             1994
                                                     ------------      ------------    ------------     ------------
Revenues                                             $ 25,684,165      $ 23,044,158    $ 75,237,447     $ 68,690,849

Operating expenses                                    (15,089,829)      (13,917,034)    (43,747,151)     (41,274,181)

Management fees and allocated overhead
  from General Partner                                 (2,966,946)       (2,716,895)     (8,925,505)      (8,413,202)

Depreciation and amortization                          (6,742,379)       (5,955,556)    (20,106,760)     (18,488,878)
                                                     ------------      ------------    ------------     ------------

Operating income                                          885,011           454,673       2,458,031          514,588

Interest expense                                       (3,678,727)       (3,364,650)    (11,594,350)      (9,680,988)

Other, net                                                (50,399)           69,457          29,050          (21,668)
                                                     ------------      ------------    ------------     ------------

         Net loss                                    $ (2,844,115)     $ (2,840,520)   $ (9,107,269)    $ (9,188,068)
                                                     ============      ============    ============     ============

         Management fees paid to Jones Intercable, Inc. by the Venture totaled $1,284,208 and $3,761,872, for the three and nine months ended September 30, 1995, respectively, and $1,152,208 and $3,434,542, for the three and nine months ended September 30, 1994, respectively. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $1,682,738 and $5,163,633 for the three and nine months ended September 30, 1995, respectively, and $1,564,687 and $4,978,660, for the three and nine months ended September 30, 1994, respectively. Management fees paid by the Venture and attributable to the Partnership totaled $117,890 and $345,340 for the three and nine month periods ended September 30, 1995, respectively, and $105,773 and $315,291 for the three and nine month periods ended September 30, 1994, respectively. Reimbursements for overhead and administrative expenses paid by the Venture and attributable to the Partnership totaled $154,475 and $474,022 for the three and nine month periods ended September 30, 1995, respectively, and $143,638 and $457,041 for the three and nine month periods ended September 30, 1994, respectively.

                            CABLE TV FUND 12-B, LTD.
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

                              FINANCIAL CONDITION


The Partnership

         On October 20, 1995, the Partnership sold the Augusta System to Jones Cable Holdings, Inc., a wholly-owned subsidiary of the General Partner, for a sales price of $142,618,000, subject to working capital adjustments. The sales price represented the average of three separate, independent appraisals of the Augusta System. The Partnership subsequently paid all of its indebtedness and distributed the net sale proceeds to its partners of record as of September 30, 1995. The limited partners of the Partnership, as a group, received $95,179,375 from the net sale proceeds and the General Partner received $13,220,625 from the net sale proceeds. The distribution to the limited partners of the Partnership equated to approximately $1,714 for each $1,000 invested in the Partnership. A vote of the limited partners of the Partnership was conducted for the purpose of obtaining limited partner approval of the sale of the Augusta System. The transaction was approved by the holders of 74.8 percent of the limited partnership interests of the Partnership. The Partnership retains its ownership interest in the Venture. Refer to Note 3 of the Notes to Unaudited Financial Statements for the pro forma effect of the sale of the Augusta System on the results of the Partnership's operations for the nine month periods ended September 30, 1995 and 1994.

The Venture

         The Partnership owns an approximate 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Partnership's investment in the Venture, accounted for under the equity method, decreased by $832,295 during the nine months ended September 30, 1995. This decrease represents the Partnership's proportionate share of losses generated by the Venture. These losses are expected to continue during the remainder of 1995.

         For the nine months ended September 30, 1995, the Venture generated net cash from operating activities totaling approximately $12,440,000, which is available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $15,754,000 during the first nine months of 1995. These capital improvements were funded by cash on hand, cash generated from operations, borrowings from the Venture's credit facility, and advances from the General Partner. Service drops to homes accounted for approximately 49 percent of capital expenditures. Approximately 23 percent were for an upgrade of the Albuquerque system. The remaining expenditures related to various system enhancements in all of the Venture's systems. Expected capital expenditures for the remainder of 1995 are approximately $1,200,000. Service drops to homes are anticipated to account for approximately 61 percent of the expenditures. The remainder of the expenditures relates to various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and, if necessary, in its discretion, advances from the General Partner.

         In August 1995, the Venture entered into a purchase and sale agreement pursuant to which it agreed to sell its Tampa, Florida system (the "Tampa System") to the General Partner for a sales price of $110,395,667, subject to working capital adjustments. This price is the average of three separate, independent appraisals of the fair market value of the Tampa System. The General Partner has assigned its rights and obligations under the purchase and sale agreement to Jones Cable Holdings, Inc., a wholly owned subsidiary of the General Partner. Closing of the sale is expected to occur during the first half of 1996. Although the Venture's current debt arrangements do not allow the Venture to make distributions, on November 8, 1995, the General Partner accepted commitments from two commercial banks that will, subject to negotiation of satisfactory documentation, amend the Venture's existing debt arrangements to permit a $55,200,000 distribution to the Venture's partners. The Partnership's portion of this distribution would be approximately $5,067,000, of which approximately $3,800,000 would be distributed to limited partners and $1,267,000 would be distributed to the General Partner. This distribution will give the Partnership's limited partners an approximate return of $68 for each $1,000 invested in the Partnership. This amount is in addition to the $1,714 for each $1,000 invested in the Partnership returned to the limited partners from the Augusta System sale. Because the Tampa System does not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership is required in connection with this transaction. Jones Cable Holdings, Inc. expects to acquire and then to transfer the Tampa System, along with certain other properties that it will acquire from other managed partnerships, to an unaffiliated cable television system operator during the first half of 1996, as discussed below.

         On August 11, 1995, the General Partner entered into an asset exchange agreement (the "TWEAN Exchange Agreement") with Time Warner Entertainment-Advance/Newhouse Partnership ("TWEAN"), an unaffiliated cable television system operator. Pursuant to the TWEAN Exchange Agreement, Jones Cable Holdings, Inc. will convey to TWEAN the Tampa System along with certain other properties and cash in the amount of $3,500,000, subject to normal closing adjustments. In return, Jones Cable Holdings, Inc. will receive from TWEAN the cable television systems serving Andrews Air Force Base, Capitol Heights, Cheltenham, District Heights, Fairmount Heights, Forest Heights, Morningside, Seat Pleasant, Upper Marlboro, and portions of Prince George's County, all in Maryland, and portions of Fairfax County, Virginia.

         The Venture's debt arrangements currently consist of $93,000,000 of Senior Notes placed with a group of institutional lenders and an $87,000,000 credit agreement with a group of commercial bank lenders. However, as discussed above, the General Partner has accepted commitments from two commercial banks to amend the Venture's existing debt arrangements. The amendment will permit the Venture to distribute approximately $55,200,000 of the Tampa System's sale proceeds and it will provide the Venture with additional liquidity.

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

         The balance outstanding on the Venture's existing credit agreement at September 30, 1995 was $87,000,000. Under terms of this credit facility, the loan will convert to a term loan on March 31, 1996 with quarterly installments beginning September 30, 1996 and a final payment due March 31, 2000. However, the proposed amendment discussed above will amend the existing amortization schedule such that the amended credit facility will mature on December 31, 1999 with no principal payments required prior to such date. Interest on the amended credit facility shall be at the Venture's option of the London Interbank Offered Rate plus .0625 percent to 1.125 percent or the Base Rate plus 0 percent to .125 percent. The effective interest rates on amounts outstanding on the Venture's existing credit facility as of September 30, 1995 and 1994 were 7.38 percent and 6.44 percent, respectively.

         Both lending facilities are equal, and will continue to be equal, in standing with the other, and both are equally secured by the assets of the Venture.

         The General Partner presently believes that cash flows from operations and, in its discretion, advances from the General Partner, will be sufficient to fund capital expenditures and other liquidity needs of the Venture until the refinancing of the debt arrangements and the closing of the sale of the Tampa System.

Regulatory Matters

         The FCC's rate regulations related to the 1992 Cable Act contain provisions for increasing rates for added channels, external costs and inflation. The Venture has been able to adjust rates recently under such provisions. Such adjustments, together with a reduction in the cost of implementing the 1992 Cable Act compared to such costs in prior periods, are expected to cause the Venture's revenue and cash flow to increase in fiscal 1996.

         Currently, there is legislation before Congress which, if enacted, would significantly change the regulatory environment in which the cable industry operates. Such legislation may eliminate rate regulation and allow telephone companies and others much broader entry into the cable television business and, in turn, may allow cable operators into the telephone and other telecommunications businesses. While the General Partner is encouraged by provisions of the legislation, it is too early to assess the impact such legislation, if enacted, would have on the Venture.

                             RESULTS OF OPERATIONS

The Partnership

         As discussed above, on October 20, 1995, the Partnership sold the Augusta System; accordingly, results of operations are presented for the Venture only.

The Venture

         Revenues in the Venture's systems totaled $25,684,165 for the three months ended September 30, 1995 compared to $23,044,158 for the three months ended September 30, 1994, an increase of $2,640,007, or approximately 11 percent. For the nine month periods ended September 30, revenues totaled $75,237,447 in 1995 compared to $68,690,849 in 1994, an increase of $6,546,598, or approximately 10 percent. Since September 30, 1994, the Venture has added 12,431 basic subscribers representing an increase of approximately 6 percent. Basic subscribers increased to 235,248 at September 30, 1995 from 222,817 at September 30, 1994. This increase in the subscriber base accounted for approximately 32 and 41 percent, respectively, of the three and nine month increases in revenues. Basic service rate adjustments accounted for approximately 33 percent and pay per view revenue accounted for approximately 21 percent of the three month increase. Basic service rate adjustments primarily accounted for the remainder of the increases for the nine month period. No other single factor significantly affected the increases in revenues.

         Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

         Operating expenses in the Venture's systems totaled $15,089,829 for the three months ended September 30, 1995 compared to $13,917,034 for the similar 1994 period, an increase of $1,172,795, or approximately 8 percent.
For the nine month periods ended September 30, operating expenses totaled $43,747,151 in 1995 compared to $41,274,181 in 1994, an increase of $2,472,970, or approximately 6 percent. Operating expenses represented 59 percent and 58 percent of revenues for the three and nine months ended September 30, 1995, respectively, compared to 60 percent for the three and nine months ended September 30, 1994. Increased programming costs primarily accounted for the increases in operating expenses for the three and nine month periods ended September 30, 1995. No other individual factor contributed significantly to the increases in operating expenses.

         Management fees and allocated overhead from the General Partner totaled $2,966,946 for the three months ended September 30, 1995 compared to $2,716,895 for the similar 1994 period, an increase of $250,051, or approximately 9 percent. For the nine month periods ended September 30, management fees and allocated overhead from the General Partner totaled $8,925,505 in 1995 compared to $8,413,202 in 1994, an increase of $512,303, or approximately 6 percent. These increases were primarily due to the increases in revenues, upon which such management fees are based, as well as increases in allocated expenses from the General Partner. The General Partner has experienced increases in expenses, a portion of which is allocated to the Venture.

         Depreciation and amortization expense totaled $6,742,379 for the quarter ended September 30, 1995 compared to $5,955,556 for the quarter ended September 30, 1994, an increase of $786,823, or approximately 13 percent. For the nine month periods ended September 30, depreciation and amortization totaled $20,106,760 in 1995 compared to $18,488,878 in 1994, an increase of $1,617,882, or approximately 9 percent. These increases were due primarily to capital additions during 1994.

         The Venture reported operating income of $885,011 for the three month period ended September 30, 1995 compared to operating income of $454,673 for the similar 1994 period, an increase of $430,338. For the nine month periods ended September 30, the Venture's operating income totaled $2,458,031 in 1995 compared to $514,588 in 1994, an increase of $1,943,443. These increases were due to the increases in revenues exceeding the increases in operating expenses, management fees and allocated overhead expenses from the General Partner and depreciation and amortization expense.

         The cable television industry generally measures the performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $7,627,390 for the quarter ended September 30, 1995 compared to $6,410,229 for the similar 1994 period, an increase of $1,217,161, or approximately 19 percent. For the nine month periods ended September 30, operating income before depreciation and amortization totaled $22,564,791 in 1995 compared to $19,003,466 in 1994, an increase of $3,561,325, or approximately 19 percent. These increases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner.

         Interest expense totaled $3,678,727 for the three months ended September 30, 1995 compared to $3,364,650 for the similar 1994 period, an increase of $314,077, or approximately 9 percent. For the nine month periods ended September 30, interest expense totaled $11,594,350 in 1995 compared to $9,680,988 in 1994, an increase of $1,913,362, or approximately 20 percent. These increases were due primarily to higher balances on interest bearing obligations and higher effective interest rates.

         Net loss totaled $2,844,115 for the three months ended September 30, 1995 compared to $2,840,520 for the similar 1994 period, an increase of $3,595. For the nine month periods ended September 30, net loss totaled $9,107,269 in 1995 compared to $9,188,068 in 1994, a decrease of $80,799. These changes were due to the factors discussed above. Net losses are expected to continue.

                          Part II - OTHER INFORMATION


Item 1.  Legal Proceedings

         On September 20, 1995, a civil action titled David Hirsch, on behalf of himself and all others similarly situated, Plaintiff vs. Jones Intercable, Inc., Defendant, was filed in the District Court, County of Arapahoe, State of Colorado (Case No. 95-CV-1800). These legal proceedings relate to the August 1995 purchase and sale agreement between the Cable TV Fund 12-BCD Venture (the "Venture"), a Colorado joint venture in which Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., and Cable TV Fund 12-D, Ltd., Colorado limited partnerships, are general partners, and Jones Intercable, Inc. ("Intercable"), pursuant to which the Venture agreed to sell to Intercable the Tampa, Florida cable television system (the "Tampa System") owned by the Venture. Intercable is the general partner of each of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. The plaintiff, a limited partner in Cable TV Fund 12- D, Ltd., has brought the action styled as a class action on behalf of himself and all other limited partners of Cable TV Fund 12-D, Ltd. against Intercable seeking to recover damages caused by Intercable's alleged breaches of its fiduciary duties to the limited partners of Cable TV Fund 12-D, Ltd. in connection with the sale of the Tampa System by the Venture to Intercable. The complaint also requests unspecified injunctive relief. Intercable believes that it has meritorious defenses, and Intercable intends to defend this lawsuit vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

         In August 1995, a special vote of the limited partners of Cable TV Fund 12-B, Ltd. (the "Partnership") was conducted through the mails on behalf of the Partnership by Jones Intercable, Inc., the general partner of the Partnership, for the purpose of obtaining limited partner approval of the sale, to Jones Intercable, Inc. or one of its wholly-owned subsidiaries, of the Augusta, Georgia cable television system owned by the Partnership, for $142,618,000 in cash, subject to normal closing adjustments. Limited partners of record at the close of business on July 31, 1995 were entitled to notice of, and to participate in, this vote of limited partners. Of the 111,035 limited partnership interests entitled to vote, 83,087 interests, or 74.8 percent, voted to approve the transaction, 1,310 interests, or 1.2 percent, voted against the transaction, 939 interests, or .8 percent, abstained from voting and 25,699 interests, or 23 percent, did not vote on the proposal. The transaction that was the subject of the vote closed on October 20, 1995.

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated September 20, 1995 reported that in
             August 1995, Cable TV Fund 12-BCD Venture (the "Venture"), a Colorado joint venture in which Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Colorado limited partnerships, are general partners, entered into a purchase and sale agreement pursuant to which the Venture agreed to sell the Tampa, Florida cable television system (the "Tampa System") to Jones Intercable, Inc. ("Intercable"). Intercable is the general partner of each of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. Closing of the purchase of the Tampa System by Intercable is expected to occur in early 1996.
             Upon closing, Intercable anticipates exchanging the Tampa System with an unaffiliated cable television operator in return for systems owned by that operator. On September 20, 1995, a civil action entitled David Hirsch, on behalf of himself and all others similarly situated, Plaintiff vs. Jones Intercable, Inc., Defendant, was filed in the District Court, County of Arapahoe, State of Colorado (Case No. 95-CV-1800). The Plaintiff has brought the action as a class action on behalf of himself and all other limited partners of Cable TV Fund 12-D, Ltd. (the "Partnership") against Intercable seeking to recover damages caused by Intercable's alleged breaches of its fiduciary duties to the limited partners of the Partnership in connection with the sale to Intercable of the Tampa System. The complaint also requests unspecified injunctive relief. Intercable believes that it has meritorious defenses, and Intercable intends to defend this lawsuit vigorously.

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

                                        CABLE TV FUND 12-B, LTD.
                                        BY:  JONES INTERCABLE, INC.
                                             General Partner



                                        By:  /S/ Kevin P. Coyle
                                             -----------------------------------
                                             Kevin P. Coyle
                                             Group Vice President/Finance
                                             (Principal Financial Officer)

Dated:  November 14, 1995

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        EXHIBIT DESCRIPTION                          PAGE
------                        -------------------                          ----
27             Financial Data Schedule