Form 10-Q
period 1996-06-30
CABLE TV FUND 12-B LTD
filed 1996-08-14
CIK 774557

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1996.
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to              .
                              --------------  --------------

                       Commission File Number:  0-13807


                           CABLE TV FUND 12-B, LTD.
        ---------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                             #84-0969999
- --------------------------------------------------------------------------------
State of organization                                      I.R.S. employer I.D.#

   9697 East Mineral Avenue, P.O. Box 3309, Englewood, Colorado  80155-3309
   ------------------------------------------------------------------------
                     Address of principal executive office

                                (303) 792-3111
                      ----------------------------------
                         Registrant's telephone number


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X                                                         No
    --------                                                        --------

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                 June 30,       December 31,
ASSETS                                                             1996            1995
- ------                                                         ------------     ------------
CASH                                                           $   55,348       $  204,822
                                                               ------------     ------------
RECEIVABLES:
  Closing adjustment receivable                                         -        1,064,238
                                                               ------------     ------------

          Total assets                                         $   55,348       $1,269,060
                                                               ============     ============


     LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
     -------------------------------------------
LIABILITIES:
  Loss in excess of investment in cable
    television joint venture                                   $1,983,770     $  2,825,362
                                                               ------------   ------------

          Total liabilities                                     1,983,770        2,825,362
                                                               ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                             1,000            1,000
    Distributions                                             (14,782,875)     (13,220,625)
    Accumulated earnings                                       13,422,003       13,363,097
                                                               ------------   ------------

                                                               (1,359,872)         143,472
                                                               ------------   ------------

  Limited Partners-
    Net contributed capital (111,035 units
      outstanding at June 30, 1996 and
      December 31, 1995)                                       47,645,060       47,645,060
    Distributions                                             (99,879,837)     (95,179,375)
    Accumulated earnings                                       51,666,227       45,834,541
                                                               ------------   ------------

                                                                 (568,550)      (1,699,774)
                                                               ------------   ------------

          Total liabilities and partners' capital (deficit)    $   55,348     $  1,269,060
                                                               ============   ============

           The accompanying notes to unaudited financial statements are an integral part of these balance sheets.

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                For the Three Months Ended   For the Six Months Ended
                                                         June 30,                   June 30,
                                                --------------------------  -------------------------
                                                   1996            1995          1996         1995
                                                -----------     ----------   -----------   -----------
REVENUES                                         $       -      $7,371,663    $        -   $14,363,321

COSTS AND EXPENSES:
  Operating expense                                      -       3,541,632             -     7,242,064
  Management fees and allocated overhead
      from General Partner                               -         849,145             -     1,719,157
  Depreciation and amortization                          -       2,482,527             -     4,970,636
                                                -----------     ----------   -----------   -----------

OPERATING INCOME                                         -         498,359             -       431,464
                                                -----------     ----------   -----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                       -        (780,303)            -    (1,566,347)
  Other, net                                             -          41,391             -        95,191
                                                -----------     ----------   -----------   -----------

          Total other income (expense), net              -        (738,912)            -    (1,471,156)
                                                -----------     ----------   -----------   -----------

LOSS BEFORE EQUITY IN NET INCOME (LOSS)
   OF CABLE TELEVISION JOINT VENTURE                     -        (240,553)            -    (1,039,692)

EQUITY IN NET INCOME (LOSS) OF CABLE
   TELEVISION JOINT VENTURE                       (229,122)       (246,356)    5,890,592      (574,958)
                                                -----------     ----------   -----------   -----------

NET INCOME (LOSS)                                $(229,122)     $ (486,909)   $5,890,592   $(1,614,650)
                                                ===========     ==========   ===========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                $  63,932      $   (4,869)   $   58,906   $   (16,146)
                                                ===========     ==========   ===========   ===========

  Limited Partners                               $(293,054)     $ (482,040)   $5,831,686   $(1,598,504)
                                                ===========     ==========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                               $   (2.64)     $    (4.34)   $    52.52   $    (14.39)
                                                ===========     ==========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                    111,035         111,035       111,035       111,035
                                                ===========     ==========   ===========   ===========

           The accompanying notes to unaudited financial statements are an integral part of these statements.

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                                  For the Six Months Ended
                                                                          June 30,
                                                                 --------------------------
                                                                    1996          1995
                                                                 -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $ 5,890,592   $(1,614,650)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                        -     4,970,636
      Decrease in closing adjustment receivable                    1,064,238             -
      Decrease in amount due General Partner                               -       (94,601)
      Equity in net loss of cable television joint venture        (5,890,592)      574,958
      Increase in trade receivables                                        -      (108,789)
      Decrease in prepaid expenses and other assets                        -        63,725
      Increase in trade accounts payable, accrued
        liabilities and subscriber prepayments                             -       228,045
                                                                 -----------   -----------

          Net cash provided by operating activities                1,064,238     4,019,324
                                                                 -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                  -    (2,191,027)
  Distribution from cable television venture                       5,049,000             -
                                                                 -----------   -----------

          Net cash provided by (used in) investing activities      5,049,000    (2,191,027)
                                                                 -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                        -    (2,545,819)
  Distributions to Limited Partners                               (4,700,462)            -
  Distributions to General Partners                               (1,562,250)            -
                                                                 -----------   -----------

          Net cash used in financing activities                   (6,262,712)   (2,545,819)
                                                                 -----------   -----------

Decrease in cash                                                    (149,474)     (717,522)

Cash, beginning of period                                            204,822     3,782,989
                                                                 -----------   -----------
 Cash, end of period                                             $    55,348   $ 3,065,467
                                                                 ===========   ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                  $         -   $ 1,258,707
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

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-B, Ltd. ("Partnership") at June 30, 1996 and December 31, 1995, its Statements of Operations for the three and six month periods ended June 30, 1996 and 1995 and its Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     As a result of the sale of its cable television system serving certain areas in and around Augusta, Georgia (the "Augusta System") in October 1995, the Partnership owns no properties directly. The Partnership continues to own a 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture owns and operates the cable television systems serving certain areas in and around Albuquerque, New Mexico (the "Albuquerque System") and Palmdale, California (the "Palmdale System"). As discussed below, the Venture sold its cable television system serving the areas in and around Tampa, Florida (the "Tampa System") on February 28, 1996.

(2) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees for the three and six month periods ended June 30, 1996 attributable to the Partnership's 9 percent interest in the Venture were $89,200 and $197,273, respectively, compared to $116,564 and $227,450, respectively, for the similar 1995 periods.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on revenues of the Venture as a percentage of the total revenues of owned and managed systems of the General Partner. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Venture by the General Partner for allocated overhead and administrative expenses for the three and six month periods ended June 30, 1996 attributable to the Partnership's 9 percent interest in the Venture were $122,102 and $269,081, respectively, compared to $151,997 and $319,546, respectively, for the similar 1995 periods. See Note 4 for disclosure of the total management fees and allocatd overhead and administrative expenses paid by the Venture.

(3) On February 28, 1996, the Venture sold the Tampa System to Jones Cable Holdings, Inc. ("JCH"), a wholly owned subsidiary of the General Partner, for a sales price of $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. In February 1996, the Venture's debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. The Partnership's portion of this distribution was $5,049,000, of which approximately $3,787,000 was distributed to limited partners and approximately $1,262,000 was distributed to the General Partner in March 1996. The Partnership also then distributed $1,200,000 of proceeds remaining from the sale of the Augusta System, of which $900,000 was distributed to limited partners and $300,000 was distributed to the General Partner. All distributions to date have given the Partnership's limited partners an approximate return of $1,798 for each $1,000 invested in the Partnership.

     The pro forma effect of the sale of the Tampa System on the results of the Venture's operations for the six month periods ended June 30, 1996 and 1995, assuming the transaction had occurred at the beginning of the periods, is presented in the following unaudited tabulation:

                         For the Six Months Ended June 30, 1996
                   --------------------------------------------------

                          Pro Forma
                         As Reported   Adjustments    Pro Forma
                         -----------  -------------  ------------

     Revenues            $42,978,838  $ (4,885,191)  $38,093,647
                         ===========  ============   ===========

     Operating Income    $   217,268  $  1,051,868   $ 1,269,136
                         ===========  ============   ===========

     Net Income          $64,167,621  $(68,954,252)  $(4,786,631)
                         ===========  ============   ===========

                         For the Six Months Ended June 30, 1995
                   --------------------------------------------------

                          Pro Forma
                         As Reported    Adjustments    Pro Forma
                         ------------  -------------  ------------

     Revenues            $49,553,282   $(13,974,193)  $35,579,089
                         ===========   ============   ===========

     Operating Income    $ 1,573,020   $   (453,319)  $ 1,119,701
                         ===========   ============   ===========

     Net Income (Loss)   $(6,263,154)  $  4,667,400   $(1,595,754)
                         ===========   ============   ===========

(4)  Summarized financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

         ASSETS                                                  June 30, 1996   December 31, 1995
         ------                                                 --------------  ------------------

Cash and accounts receivable                                    $   4,451,170       $   6,008,704

Investment in cable television properties                         113,425,907         155,502,648

Other assets                                                        3,132,034           1,974,677
                                                                -------------       -------------

                     Total assets                               $ 121,009,111       $ 163,486,029
                                                                =============       =============

         LIABILITIES AND PARTNERS' CAPITAL
         ---------------------------------

Debt                                                            $ 136,119,585       $ 180,770,267

Trade accounts payable and accrued liabilities                      5,452,223          12,446,080

Partners' contributed capital                                     135,490,944         135,490,944

Accumulated deficit                                              (101,053,641)       (165,221,262)

Distributions                                                     (55,000,000)                  -
                                                                -------------       -------------

                     Total liabilities and partners' capital    $ 121,009,111       $ 163,486,029
                                                                =============       =============

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                    For the Three Months Ended     For the Six Months Ended
                                            June 30,                      June 30,
                                          -------------                 -------------
                                       1996           1995           1996           1995
                                  --------------  -------------  -------------  -------------

Revenues                           $ 19,433,518   $ 25,395,190   $ 42,978,838   $ 49,553,282

Operating expenses                  (11,682,207)   (14,568,494)   (26,423,632)   (27,952,322)

Management fees and
  allocated overhead
  from General Partner               (2,301,759)    (2,925,500)    (5,080,107)    (5,958,559)

Depreciation and
  amortization                       (5,140,363)    (6,680,382)   (11,257,831)   (13,364,381)
                                   ------------   ------------   ------------   ------------

Operating income (loss)                 309,189      1,220,814        217,268      1,573,020

Interest expense, net                (2,713,581)    (3,970,481)    (5,874,774)    (7,915,623)

Other, net                              (96,473)        66,046     69,825,127         79,449
                                   ------------   ------------   ------------   ------------

             Net income (loss)     $ (2,500,865)  $ (2,683,621)  $ 64,167,621   $ (6,263,154)
                                   ============   ============   ============   ============


     Management fees paid to the General Partner by the Venture totaled $971,676 and $2,148,942 for the three and six months ended June 30, 1996, respectively, and $1,269,759 and $2,477,664 for the three and six months ended June 30,

1995, respectively. Reimbursements for overhead and administrative expenses paid to the General Partner by the Venture totaled $1,330,083 and $2,931,165 for the three and six months ended June 30, 1996 and 1995, respectively, and $1,655,741 and $3,480,895, for the three and six months ended June 30, 1995, respectively.

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
- -------------------

     The Partnership owns a 9 percent interest in the Venture. The Partnership's investment in the Venture is accounted for under the equity method. The Partnership's share of losses generated by the Venture have exceeded the Partnership's initial investment in the Venture; therefore, the investment is classified as a liability. This liability decreased by $841,592, which represents the Partnership's share of income generated by the Venture for the six months ended June 30, 1996, reduced by the distribution from the Venture.

     It is the General Partner's publicly announced policy that it intends to liquidate its managed limited partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Partnership sold the Augusta System in October 1995 and the Venture sold the Tampa System in February 1996.

     On February 28, 1996, the Venture sold the Tampa System to JCH for a sales price of $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. In February 1996, the Venture's debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. The Partnership's portion of this distribution was $5,049,000, of which approximately $3,787,000 was distributed to limited partners and approximately $1,262,000 was distributed to the General Partner in March 1996. The Partnership also then distributed $1,200,000 of proceeds remaining from the sale of the Augusta System, of which $900,000 was distributed to limited partners and $300,000 was distributed to the General Partner. All distributions to date have given the Partnership's limited partners an approximate return of $1,798 for each $1,000 invested in the Partnership.

     Capital expenditures for the Venture totaled approximately $7,481,000 during the second quarter of 1996. New plant construction accounted for approximately 39 percent of the capital expenditures. Service drops to homes accounted for approximately 37 percent of the capital expenditures. The remaining expenditures related to various system enhancements. These capital expenditures were funded primarily from cash generated from operations and borrowings from the General Partner. Expected capital expenditures for the remainder of 1996 are approximately $5,900,000. Service drops to homes are anticipated to account for approximately 54 percent. Approximately 18 percent of budgeted capital expenditures is for new plant construction. The remainder of the expenditures are for various system enhancements in all of the Venture's systems. These capital expenditures are necessary to maintain the value of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

     The Venture's debt arrangements at June 30, 1996 consisted of $57,371,515 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and the credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture.

     The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes required payments of interest only to March 1996, with interest and accelerating principal payments required for the four years thereafter, payable semi-annually in March and September. In February 1996, the Venture was required to make a principal repayment of approximately $33,650,000 from proceeds received from the sale of the Tampa System. The Senior Notes carry a "make-whole" payment, which is a prepayment penalty, in the event the notes are prepaid prior to maturity. The make-whole payment protects the lenders in the event that prepaid funds are reinvested at a rate below 8.64 percent. The Venture was required to pay a make-whole payment in February 1996 of approximately $2,217,000. The principal and interest payment of approximately $1,978,000 due in September 1996 is expected to be funded from cash on hand and cash generated from operations.

     In February 1996, the Venture was required by the terms of its then-existing $87,000,000 credit facility to make a principal repayment of $22,000,000 from proceeds received from the sale of the Tampa System. Simultaneously with the sale of the Tampa System, the Venture amended this credit facility to increase the amount available to $120,000,000 to meet the Venture's long-term financing requirements. The balance outstanding on the Venture's amended credit facility at June 30, 1996 was $79,130,620, leaving $40,689,380 available. At the Venture's option, the credit facility matures on either December 31, 1999 or December 31, 2004. In the event the Venture elects the latter maturity date, the credit facility will amortize in consecutive quarterly amounts. Interest on the amended credit facility is at the Venture's option of the London Interbank Offered Rate plus .625 percent to 1.375 percent, the Prime Rate plus 0 percent to .375 percent or the Certificate of Deposit Rate plus .75 percent to 1.50 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of June 30, 1996 and 1995 were
6.59 percent and 8.32 percent, respectively.

     The Venture has sufficient sources of capital available through its ability to generate cash from operations and borrowings under its credit facility to meet its presently anticipated needs.

RESULTS OF OPERATIONS
- ---------------------

     As a result of the Partnership's sale of the Augusta System, its results of operations are represented by its 9 percent interest in the Venture.

     Revenues in the Venture's systems totaled $19,433,518 for the three months ended June 30, 1996 compared to $25,395,190 for the similar 1995 period, a decrease of $5,961,672, or approximately 23 percent. For the six month period ended June 30, 1996, revenues totaled $42,978,838 compared to $49,553,282 for the similar 1995 period, a decrease of $6,574,444, or approximately 13 percent. This decrease was due to the sale of the Tampa System. Disregarding the effect of the Tampa System sale, revenues would have increased $1,177,970, or approximately 6 percent, for the three months ended June 30, 1996, and $2,514,558, or approximately 7 percent, for the six months ended June 30, 1996. Basic service rate adjustments accounted for approximately 41 percent and 40 percent, respectively, of the three and six month increase in revenues. At June 30, 1996, the Albuquerque System and the Palmdale System had 175,344 basic subscribers compared to 169,163 at June 30, 1995, an increase of approximately 3 percent. This increase in the subscriber base accounted for approximately 41 and 38 percent, respectively, of the three and six month increases in revenues. Increases in premium service revenue accounted for approximately 14 and 15 percent, respectively, of the three and six month increases in revenues. No other single factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the administration of the Partnership's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and consumer marketing expenses.

     Operating expenses in the Venture's systems totaled $11,682,207 for the three months ended June 30, 1996 compared to $15,024,831 for the similar 1995 period, a decrease of $3,342,624, or approximately 22 percent. For the six month periods ended June 30, 1996, operating expenses totaled $26,423,632 compared to $28,657,322 for the similar 1995 period, a decrease of $2,233,690, or approximately 8 percent. Disregarding the effect of the Tampa System sale, operating expenses increased $596,835, or approximately 6 percent, for the three months ended June 30, 1996, and $1,616,589, or approximately 8 percent, for the six months ended June 30, 1996. Operating expenses for the Venture's Albuquerque System and Palmdale System represented 55 percent of revenues for the three and six months ended June 30, 1996, respectively, compared to 56 percent, respectively, for the three and six months ended June 30, 1995. The increases in operating expenses were due to increases in programming costs, personnel costs and plant related costs. No other individual factor contributed significantly to the increase in operating expenses.

     Management fees and allocated overhead from the General Partner totaled $2,301,759 for the three months ended June 30, 1996 compared to $2,925,500 for the similar 1995 period, a decrease of $623,741, or approximately 21 percent. Management fees and allocated overhead from the General Partner totaled $5,080,107 for the six months ended June 30, 1996 compared to $5,958,559 for the similar 1995 period, a decrease of $878,452, or approximately 15 percent. This decrease was due to the sale of the Tampa System. Disregarding the effect of the Tampa System sale, management fees and allocated overhead from the General Partner would have increased $16,308, or approximately 1 percent, for the three months ended June 30, 1996, and $38,016, or approximately 1 percent for the six months ended June 30, 1996. These increases were primarily due to the increase in revenues, upon which such fees are based.

     Depreciation and amortization expense totaled $5,140,363 for the three months ended June 30, 1996 compared to $6,680,382 for the similar 1995 period, a decrease of $1,540,019, or approximately 23 percent. Depreciation and amortization expense totaled $11,257,831 for the six months ended June 30, 1996 compared to $13,364,381 for the similar 1995 period, a decrease of $2,106,550, or approximately 16 percent. Disregarding the effect of the Tampa System sale, depreciation and amortization expense would have increased $24,944 and $50,074, respectively, or less than one percent for each of the three and six months ended June 30, 1996. This was due primarily to capital additions during 1995.

     The Venture reported operating income of $309,189 for the three months ended June 30, 1996 compared to $764,477 for the similar 1995 period, a decrease of $455,288. For the six months ended June 30, 1996, the Venture's operating income totaled $217,268 compared to $1,573,020 for the similar 1995 period, a decrease of $1,355,752. Disregarding the effect of the Tampa System sale, the Venture would have reported operating income of $1,484,235 for the three month period ended June 30, 1996 compared to $944,353 for the similar 1995 period, an increase of $539,882, or approximately 57 percent, and the Venture would have reported operating income of $2,009,446 for the six month period ended June 30, 1996 compared to $1,199,566 for the similar 1995 period, an increase of $809,880, or approximately 67 percent. These increases were due to the increases in revenues exceeding the increases in operating expenses, management fees and allocated overhead expenses from the General Partner and depreciation and amortization expense in the Venture's Albuquerque System and Palmdale System.

     The cable television industry generally measures the financial performance of a cable television system in terms of cash flow or operating income before depreciation and amortization. The value of a cable television system is often determined using multiples of cash flow. This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating income before depreciation and amortization totaled $5,449,552 for the three months ended June 30, 1996 compared to $7,444,859 for the similar 1995 period, a decrease of $1,995,307, or approximately 27 percent. For the six month period ended June 30, 1996, operating income before depreciation and amortization totaled $11,475,099 compared to $14,937,401 for the similar 1995 period, a decrease of $3,462,302, or approximately 23 percent. Disregarding the effect of the Tampa System sale, operating income before depreciation and amortization would have increased $564,827, or approximately 9 percent, for the three months ended June 30, 1996 and $859,953, or approximately 8 percent, for the six months ended June 30, 1996. These decreases were due to the increases in revenues exceeding the increases in operating expenses and management fees and allocated overhead from the General Partner in the Venture's Albuquerque System and Palmdale System.

     Interest expense totaled $2,713,581 for the three months ended June 30, 1996 compared to $3,970,481 for the similar 1995 period, a decrease of $1,256,900, or approximately 32 percent. For the six month period ending June 30, 1996, interest expense totaled $5,874,774 compared to $7,915,623 for the similar 1995 period, a decrease of $2,040,849, or approximately 26 percent. These decreases in interest expense were primarily due to lower outstanding balances and lower effective interest rates on the Partnership's interest bearing obligations. A portion of the proceeds from the sale of the Tampa System were used to reduce the Venture's debt.

     The Venture recognized a gain of $69,695,552 related to the sale of the Tampa System in February 1996. No similar gain was recognized in 1995.

     The Venture reported a net loss of $1,887,826 for the three months ended June 30, 1996 compared to a net loss of $2,370,258 for the similar 1995 period, a decrease of $482,432. For the six months ended June 30, 1996, net income totaled $48,473,504 compared to a net loss of $4,731,312 for the similar 1995 period, an increase of $53,204,816. This increase was due to the gain on the sale of the Tampa System.

                          Part II - OTHER INFORMATION



Item 1.  Legal Proceedings

Tampa Litigation
- ----------------

  In August 1995, Cable TV Fund 12-BCD Venture (the "Venture"), a Colorado joint venture in which Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd., Colorado limited partnerships, are general partners, entered into a purchase and sale agreement pursuant to which the Venture agreed to sell its Tampa, Florida cable television system (the "Tampa System") to the General Partner. The General Partner is the general partner of each of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. The General Partner subsequently assigned its rights and obligations under the purchase and sale agreement to JCH. JCH acquired the Tampa System on February 28, 1996, and the Tampa System, together with other systems owned by JCH, was exchanged for systems owned by an unaffiliated cable television operator on February 29, 1996.

  On September 20, 1995, a civil action entitled David Hirsch, on behalf of
                                                 --------------------------
himself and all others similarly situated, Plaintiff vs. Jones Intercable, Inc.,
- --------------------------------------------------------------------------------
Defendant, was filed in the District Court, County of Arapahoe, State of
- ---------
Colorado (Case No. 95-CV-1800). The plaintiff brought the action as a class action on behalf of himself and all other limited partners of Cable TV Fund 12-
D, Ltd. ("Fund 12-D") against the General Partner seeking to recover damages caused by the General Partner's alleged breaches of its fiduciary duties to the limited partners of Fund 12-D in connection with the sale of the Tampa System.
On January 25, 1996, the plaintiff filed an amended complaint and request for a jury trial. On February 20, 1996, the General Partner filed a Motion to Dismiss the Hirsch complaint on the ground that it failed to state a claim upon which relief can be granted as a matter of law. On June 24, 1996, the Court granted the General Partner's Motion to Dismiss the Hirsch complaint finding that the action was improperly plead as a class action. On July 25, 1996, the Court granted plaintiff permission to amend his complaint to allege the facts necessary to state a derivative claim. The plaintiff filed his second amended complaint, which is pled as a derivative action, on July 31, 1996. The second amended complaint alleges claims of breach of fiduciary duty, unjust enrichment and breach of implied covenants of good faith and fair dealing. The General Partner believes that it has meritorious defenses, and the General Partner intends to defend this lawsuit vigorously.

  On November 17, 1995, a civil action entitled Martin Ury, derivatively on
                                                ---------------------------
behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund
- ------------------------------------------------------------------------------
12-D, Ltd., Plaintiff vs. Jones Intercable, Inc., Defendant and Cable TV Fund
- -----------------------------------------------------------------------------
12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV
- -------------------------------------------------------------------------------
Fund 12-D, Ltd., Nominal Defendants, was filed in the District Court, County of
- -----------------------------------
Arapahoe, State of Colorado (Case No. 95-CV-2212). The plaintiff, a limited partner of Fund 12-D, brought the action as a derivative action on behalf of the three partnerships that comprise the Venture against the General Partner seeking to recover damages caused by the General Partner's alleged breaches of its fiduciary duties to the Venture and to the limited partners of the three partnerships that comprise the Venture in connection with the sale of the Tampa System and the subsequent exchange of the Tampa System with an unaffiliated cable television operator in return for systems owned by that operator. On February 1, 1996, the General Partner filed a Motion to Dismiss the Ury complaint on the ground that it failed to state a claim upon which relief can be granted as a matter of law. On July 11, 1996, the Court denied the General Partner's Motion to Dismiss and on July 29, 1996, the General Partner filed its answer to the Ury complaint. The General Partner believes that it has meritorious defenses, and the General Partner intends to defend this lawsuit vigorously.

  On July 31, 1996, a civil action entitled Jonathan Fussner and Eileen Fussner,
                                            ------------------------------------
derivatively on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and
- --------------------------------------------------------------------------------
Cable TV Fund 12-D, Ltd., Plaintiffs vs. Jones Intercable, Inc., Defendant and
- ------------------------------------------------------------------------------
Cable TV Fund 12-BCD Venture, Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd.
- --------------------------------------------------------------------------------
and Cable TV Fund 12-D, Ltd., Nominal Defendants, was filed in the District
- ------------------------------------------------
Court, County of Arapahoe, State of Colorado (Case No. 96-CV-1672). Plaintiffs, limited partners of Fund 12-D, brought the action as a derivative action on behalf of the Venture and the three partnerships that comprise the Venture against the General Partner seeking to recover damages caused by the General Partner's alleged breaches of its fiduciary duties to the Venture and to the partnerships and their limited partners. The complaint also alleges claims against General Partner for unjust enrichment and breach of an implied covenant of good faith and fair dealing. The General Partner believes that it has meritorious defenses, and the General Partner intends to defend this lawsuit vigorously.

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

Dated:  August 14, 1996