Form 10-Q/A
period 1996-09-30
CABLE TV FUND 12-B LTD
filed 1996-11-14
CIK 774557

                                  FORM 10-Q/A

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

                                         CABLE TV FUND 12-B, LTD.
                                         BY:  JONES INTERCABLE, INC.
                                              General Partner



                                         By:   /s/ Kevin P. Coyle
                                              ----------------------------------
                                              Kevin P. Coyle
                                              Group Vice President/Finance
                                              (Principal Financial Officer)

Dated:  November 14, 1996