Form 10-Q
period 1997-06-30
CABLE TV FUND 12-B LTD
filed 1997-08-13
CIK 774557

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the quarterly period ended June 30, 1997.
                         -------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934
For the transition period from              to             .
                               ------------    ------------

                        Commission File Number:  0-13807

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

Yes     X                                                           No
    --------                                                           ---------

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                            UNAUDITED BALANCE SHEETS
                            ------------------------



                                                 June 30,    December 31,
            ASSETS                                 1997          1996
            ------                            ------------   ------------

CASH                                          $     55,348   $     55,348
                                              ------------   ------------

         Total assets                         $     55,348   $     55,348
                                              ============   ============


    LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
    -------------------------------------------

LIABILITIES:
  Loss in excess of investment in cable
    television joint venture                  $  2,297,917   $  2,151,657
                                              ------------   ------------

         Total liabilities                       2,297,917      2,151,657
                                              ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                              1,000          1,000
    Distributions                              (14,782,875)   (14,782,875)
    Accumulated earnings                        14,591,084     14,592,547
                                              ------------   ------------

                                                  (190,791)      (189,328)
                                              ------------   ------------

  Limited Partners-
    Net contributed capital (111,035 units
      outstanding at June 30, 1997 and
      December 31, 1996)                        47,645,060     47,645,060
    Distributions                              (99,879,837)   (99,879,837)
    Accumulated earnings                        50,182,999     50,327,796
                                              ------------   ------------

                                                (2,051,778)    (1,906,981)
                                              ------------   ------------

         Total liabilities and
           partners' capital (deficit)        $     55,348   $     55,348
                                              ============   ============


            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                        For the Three Months Ended  For the Six Months Ended
                                               June 30,                   June 30,
                                        --------------------------  ------------------------

                                           1997       1996             1997        1996
                                        --------   ---------        ---------   ----------

EQUITY IN NET INCOME (LOSS) OF CABLE
  TELEVISION JOINT VENTURE              $(58,072)  $(229,122)       $(146,260)  $5,890,592
                                        --------   ---------        ---------   ----------

NET INCOME (LOSS)                       $(58,072)  $(229,122)       $(146,260)  $5,890,592
                                        ========   =========        =========   ==========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                       $   (581)  $  63,932        $  (1,463)  $   58,906
                                        ========   =========        =========   ==========

  Limited Partners                      $(57,491)  $(293,054)       $(144,797)  $5,831,686
                                        ========   =========        =========   ==========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                      $   (.51)  $   (2.64)       $   (1.30)  $    52.52
                                        ========   =========        =========   ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING          111,035     111,035          111,035      111,035
                                        ========   =========        =========   ==========

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

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                          For the Six Months Ended
                                                                  June 30,
                                                         --------------------------

                                                            1997           1996
                                                         ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $(146,260)   $ 6,323,677
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Decrease in closing adjustment receivable                   -      1,064,238
      Equity in net (income) loss of cable television
        joint venture                                       146,260     (6,323,677)
                                                         ----------    -----------

         Net cash provided by operating activities                -      1,064,238
                                                         ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distribution from cable television venture                      -      5,049,000
                                                         ----------    -----------

         Net cash provided by investing activities                -      5,049,000
                                                         ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Limited Partners                               -     (4,700,462)
  Distribution to General Partner                                 -     (1,562,250)
                                                         ----------    -----------

         Net cash used in financing activities                    -     (6,262,712)
                                                         ----------    -----------

Decrease in cash                                                  -       (149,474)

Cash, beginning of period                                    55,348        204,822
                                                         ----------    -----------

Cash, end of period                                       $  55,348    $    55,348
                                                         ==========    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                           $       -    $         -
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

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a fair presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-B, Ltd. (the "Partnership") at June 30, 1997 and December 31, 1996, its results of operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six month periods ended June 30, 1997 and 1996. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns no properties directly. The Partnership owns a 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture owns and operates the cable television systems serving certain areas in and around Albuquerque, New Mexico (the "Albuquerque System") and Palmdale, California (the "Palmdale System"). The Venture sold the cable television system serving the areas in and around Tampa, Florida (the "Tampa System") on February 28, 1996.

(2) On July 28, 1997, the Venture entered into a purchase and sale agreement to sell the Albuquerque System to the General Partner for a sales price of $222,963,267, which price represents the average of three separate independent appraisals of the fair market value of the Albuquerque System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. Closing is expected to occur during the first quarter of 1998. Upon the consummation of the sale of the Albuquerque System, the Venture must repay its outstanding Senior Notes balance of $51,436,531 plus a make whole premium and, subject to an amendment to the Venture's credit facility, it will repay approximately $40,000,000 of the then outstanding balance of its credit facility. The Venture then anticipates, again subject to an amendment to the Venture's credit facility, making a distribution of approximately $125,000,000 to the Venture's partners. The Partnership's portion of this distribution would be approximately $11,474,475, of which approximately $8,605,856 would be distributed to the limited partners and approximately $2,868,619 would be distributed to the General Partner. This distribution of the Albuquerque System's sale proceeds will give the Partnership's limited partners an approximate return of $155 for each $1,000 invested in the Partnership. Taking into account the 1995 distribution made on the sale of the Augusta System, the 1996 distribution made on the sale of the Tampa System and the anticipated distribution to be made on the sale of the Albuquerque System in 1998, the limited partners will have received a total of $1,954 for each $1,000 invested in the Partnership.

(3) Jones Intercable, Inc., a publicly held Colorado corporation (the "General Partner"), manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture to the General Partner during the three and six month periods ended June 30, 1997 attributable to the Partnership's 9 percent interest in the Venture were $97,027 and $187,501, respectively, compared to $89,200 and $197,273, respectively, for the comparable periods in 1996.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operation of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are primarily based on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining overhead costs are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries.
Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Venture by the General Partner for allocated overhead and administrative expenses during the three and six month periods ended June 30, 1997 attributable to the Partnership's 9 percent interest in the Venture were $96,664 and $218,804, respectively, compared to $122,102 and $269,081, respectively, for the comparable periods in 1996.

     See Note 4 for disclosure of the total management fees and allocated overhead and administrative expenses paid by the Venture.

(4)  Summarized financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                  ASSETS                                      June 30, 1997   December 31, 1996
                  ------                                     --------------  ------------------
Cash and accounts receivable                                 $   6,273,875       $   4,191,019

Investment in cable television properties                      113,043,796         113,671,437

Other assets                                                     4,833,665           3,036,880
                                                             -------------       -------------

                  Total assets                               $ 124,151,336       $ 120,899,336
                                                             =============       =============

       LIABILITIES AND PARTNERS' CAPITAL
       ---------------------------------

Debt                                                         $ 142,024,854       $ 138,345,878

Payables and accrued liabilities                                 6,111,212           4,944,940

Partners' contributed capital                                  135,490,944         135,490,944

Accumulated deficit                                           (104,475,674)       (102,882,426)

Distributions                                                  (55,000,000)        (55,000,000)
                                                             -------------       -------------

                  Total liabilities and partners' capital    $ 124,151,336       $ 120,899,336
                                                             =============       =============

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                   For the Three Months Ended      For the Six Months Ended
                                           June 30,                        June 30,
                                  -----------------------------  ----------------------------
                                       1997           1996           1997           1996
                                  --------------  -------------  -------------  -------------
Revenues                           $ 21,138,684   $ 19,433,518   $ 40,849,909   $ 42,978,838

Operating expenses                  (11,733,343)   (11,682,207)   (22,687,208)   (26,423,632)

Management fees and
  allocated overhead
  from General Partner               (2,109,915)    (2,301,759)    (4,425,981)    (5,080,107)

Depreciation and
  amortization                       (4,866,372)    (5,141,927)    (9,664,919)   (11,260,963)
                                   ------------   ------------   ------------   ------------

Operating income                      2,429,054        307,625      4,071,801        214,136

Interest expense, net                (2,729,243)    (2,713,581)    (5,420,505)    (5,874,774)

Gain on sale of cable
  television system                           -              -              -     71,914,391

Other, net                             (332,410)       (94,909)      (244,544)       130,745
                                   ------------   ------------   ------------   ------------

         Net income (loss)         $   (632,599)  $ (2,500,865)  $ (1,593,248)  $ 66,170,362
                                   ============   ============   ============   ============

     Management fees paid to Jones Intercable, Inc. by the Venture totaled $1,056,934 and $2,042,495, respectively, for the three and six month periods ended June 30, 1997, and $971,676 and $2,148,942, respectively, for the comparable periods in 1996. Reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $1,052,981 and $2,383,486, respectively, for the three and six month periods ended June 30, 1997, and $1,330,083 and $2,931,165, respectively, for the comparable periods in 1996.

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the Partnership, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Venture has entered into a purchase and sale agreement to sell the Albuquerque System. No specific dates or terms have yet been set for the sale of the Palmdale System.

     On July 28, 1997, the Venture entered into a purchase and sale agreement to sell the Albuquerque System to the General Partner for a sales price of $222,963,267, which price represents the average of three separate independent appraisals of the fair market value of the Albuquerque System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. Closing is expected to occur during the first quarter of 1998. Upon the consummation of the sale of the Albuquerque System, the Venture must repay its outstanding Senior Notes balance of $51,436,531 plus a make whole premium and, subject to an amendment to the Venture's credit facility, it will repay approximately $40,000,000 of the then outstanding balance of its credit facility. The Venture then anticipates, again subject to an amendment to the Venture's credit facility, making a distribution of approximately $125,000,000 to the Venture's partners. The Partnership's portion of this distribution would be approximately $11,474,475, of which approximately $8,605,856 would be distributed to the limited partners and approximately $2,868,619 would be distributed to the General Partner. This distribution of the Albuquerque System's sale proceeds will give the Partnership's limited partners an approximate return of $155 for each $1,000 invested in the Partnership. Taking into account the 1995 distribution made on the sale of the Augusta System, the 1996 distribution made on the sale of the Tampa System and the anticipated distribution to be made on the sale of the Albuquerque System in 1998, the limited partners will have received a total of $1,954 for each $1,000 invested in the Partnership.

     The Partnership owns a 9 percent interest in the Venture. The Partnership's investment in the Venture is accounted for under the equity method. The Partnership's share of losses generated by the Venture have exceeded the Partnership's initial investment in the Venture; therefore, the investment is classified as a liability. The Partnership expects to recover such losses upon the sale of the Albuquerque System and the Palmdale System. This liability increased by $146,260, which represents the Partnership's share of losses generated by the Venture for the six months ended June 30, 1997.

     For the six months ended June 30, 1997, the Venture generated net cash from operating activities totaling $6,209,233, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $8,633,000 during the first six months of 1997. Service drops to homes accounted for approximately 40 percent of the capital expenditures. New plant construction accounted for approximately 31 percent of the capital expenditures. The purchase of converters accounted for approximately 11 percent of the capital expenditures. The remaining expenditures related to various system enhancements. These capital expenditures were funded primarily from cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Expected capital expenditures for the remainder of 1997 are approximately $11,656,000. Service drops to homes are anticipated to account for approximately 56 percent. Plant rebuild is anticipated to account for approximately 15 percent. Approximately 7 percent of budgeted capital expenditures is for new plant construction. The remainder of the expenditures is for various system enhancements in all of the Venture's systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility. As a result of the pending sale of the Albuquerque System, remaining budgeted capital expenditures for the Albuquerque System for 1997 will be only for various enhancements necessary to maintain the value of the Albuquerque System until it is sold.

     The Venture's debt arrangements at June 30, 1997 consisted of $51,436,531 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and the credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture.

     The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes require payments of interest and accelerating principal through maturity, payable semi-annually in March and September. A principal payment of $3,956,656 was made in March 1997. A principal payment of approximately $3,956,656 is due in September 1997 and is expected to be funded from cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Upon the sale of the Albuquerque System, the Senior Notes will be repaid in full together with a make whole premium.

     The balance outstanding on the Venture's $120,000,000 credit facility at June 30, 1997 was $89,630,620, leaving $30,369,380 available for future needs. Upon the sale of the Albuquerque System and subject to an amendment to the Venture's credit facility, the Venture anticipates repaying approximately $40,000,000 of the then outstanding balance of the credit facility and that there will be a reduction in the maximum amount available for borrowing. At the Venture's option, the credit facility will be payable in full on December 31, 1999 or will convert to a term loan that matures on December 31, 2004 payable in consecutive quarterly amounts. Interest on the credit facility is at the Venture's option of the London Interbank Offered Rate plus 1.125 percent, the Prime Rate plus .125 percent or the Certificate of Deposit Rate plus 1.25 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of June 30, 1997 and 1996 were 7.61 percent and 7.62 percent, respectively.

     The Venture has sufficient sources of capital available through its ability to generate cash from operations and borrowings under its credit facility to meet its presently anticipated needs.

RESULTS OF OPERATIONS
---------------------

     As a result of the sale of the Tampa System in February 1996, the following discussion of the Venture's results of operations, through operating income, pertains only to the results of operations of the Albuquerque System and the Palmdale System for all periods discussed.

     Revenues in the Albuquerque System and the Palmdale System increased $1,705,166, or approximately 9 percent, to $21,138,684 for the three months ended June 30, 1997 from $19,433,518 for the comparable period in 1996.
Revenues increased $2,756,262, or approximately 7 percent, to $40,849,909 for the six months ended June 30, 1997 from $38,093,647 for the comparable period in 1996. These increases in revenues were due primarily to basic service rate increases, an increase in basic subscribers and an increase in pay per view revenues. Basic service rate increases accounted for approximately 46 percent and 51 percent of the increase in revenues for the three and six months ended June 30, 1997. The increase in the number of basic subscribers accounted for approximately 12 percent and 20 percent of the increases in revenues for the three and six months ended June 30, 1997. The increase in pay per view revenues accounted for approximately 26 percent and 18 percent of the increase in revenues for the three and six months ended June 30, 1997. No other individual factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses in the Albuquerque System and the Palmdale System increased $51,136, or less than 1 percent, to $11,733,343 for the three months ended June 30, 1997 from $11,682,207 for the comparable period in 1996. Operating expenses increased $632,040, or approximately 3 percent, to $22,687,208 for the six months ended June 30, 1997 from $22,055,168 for the comparable period in 1996. Operating expenses represented 56 percent of revenues for the three and six months ended June 30, 1997 and 59 percent and 58 percent, respectively, of revenues for the three and six months ended June 30, 1996. The increases in operating expenses were primarily due to increases in programming costs. No other individual factor contributed significantly to the increase in operating expenses.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $1,654,030, or approximately 21 percent, to $9,405,341 for the three months ended June 30, 1997 from $7,751,311 for the comparable period in 1996.
Operating cash flow increased $2,124,222, or approximately 13 percent, to $18,162,701 for the six months ended June 30, 1997 from $16,038,479 for the comparable period in 1996. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner decreased $191,844, or approximately 8 percent, to $2,109,915 for the three months ended June 30, 1997 from $2,301,759 for the comparable period in 1996. Management fees and allocated overhead from the General Partner decreased $77,269, or approximately 2 percent, to $4,425,981 for the six months ended June 30, 1997 from $4,503,250 for the comparable period in 1996. These decreases were primarily due to decreases in allocated overhead from the General Partner, which was partially offset by an increase in management fees.

     Depreciation and amortization expense decreased $275,555, or approximately 5 percent, to $4,866,372 for the three months ended June 30, 1997 from $5,141,927 for the comparable period in 1996. Depreciation and amortization expense decreased $604,306, or approximately 6 percent, to $9,664,919 for the six months ended June 30, 1997 from $10,269,225 for the comparable period in 1996. These decreases were due to the maturation of the Venture's asset base.

     The Venture recognized operating income of $2,429,054 for the three months ended June 30, 1997 compared to $307,625 for the comparable period in 1996. The Venture recognized operating income of $4,071,801 for the six months ended June 30, 1997 compared to $1,266,004 for the comparable period in 1996. These increases were due to the increases in revenues and the decreases in depreciation and amortization expense and management fees and allocated overhead from the General Partner exceeding the increases in operating expenses.

     Interest expense increased $15,662, or less than 1 percent, to $2,729,243 for the three months ended June 30, 1997 from $2,713,581 for the comparable period in 1996. Interest expense decreased $454,269, or approximately 8 percent, to $5,420,505 for the six months ended June 30, 1997 from $5,874,774 for the comparable period in 1996. This decrease was primarily due to lower outstanding balances on the Venture's interest bearing obligations.

     The Venture recognized a gain of $71,914,391 related to the sale of the Tampa System in February 1996. No similar gain was recognized in the first six months of 1997.

     The Venture reported a net loss of $477,878 for the three months ended June 30, 1997 compared to $1,889,153 for the comparable period in 1996. This change was a result of the factors discussed above. The Venture reported a net loss of $1,203,571 for the six months ended June 30, 1997 compared to net income of $50,146,850 for the comparable period in 1996. This change was due to the Venture reporting a gain on the sale of the Tampa System during the six months ended June 30, 1996, while no similar gain was recognized for the comparable 1997 period.

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

Dated:  August 13, 1997