Form 10-K405
period 1997-12-31
CABLE TV FUND 12-B LTD
filed 1998-03-09
CIK 774557

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from ___________ to __________

Commission file number:    0-13807

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

     Colorado                                      84-0969999
     --------                                      ----------
(State of Organization)                       (IRS Employer Identification No.)

P.O. Box 3309, Englewood, Colorado 80155-3309            (303) 792-3111
---------------------------------------------            --------------
(Address of principal executive office and           (Registrant's telephone no.
            Zip Code)                                   including area code)

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

     Yes    x                                               No
           ---                                                   ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: N/A

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.      X
                                        ---



                   DOCUMENTS INCORPORATED BY REFERENCE:  None

          Certain information contained in this Form 10-K Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Form 10-K Report that address activities, events or developments that the Partnership, the Venture or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to a number of risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors.


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

          The Partnership does not directly own any cable television systems. The Partnership's sole asset is its 9 percent interest in the Venture. The Venture owns the cable television systems serving Palmdale, Lancaster and Rancho Vista and the military installation of Edwards Air Force Base, all in California (the "Palmdale System") and Albuquerque, New Mexico (the "Albuquerque System"). See Item 2. The Palmdale System and the Albuquerque System may collectively be referred to as the "Systems." The Venture has entered into an agreement to sell the Albuquerque System to the General Partner, and the General Partner expects that the Palmdale System will also be sold in 1998.

          PROPOSED DISPOSITION OF CABLE TELEVISION SYSTEM. Pursuant to the terms and conditions of a purchase and sale agreement dated as of July 28, 1997 (the "Purchase and Sale Agreement") by and between the Venture as seller and the General Partner as purchaser, the Venture agreed to sell the Albuquerque System to the General Partner or to a subsidiary of the General Partner. The General Partner has assigned its rights and obligations as purchaser to Jones Communications of New Mexico, Inc., an indirect wholly owned subsidiary.
Subject to the customary working capital closing adjustments, the sales price for the Albuquerque System is $222,963,267, which price is based on the average of three separate independent appraisals of the Albuquerque System's fair market value. The closing of the sale will occur on a date upon which the Venture and the purchaser mutually agree. It is anticipated that the closing will occur in the second quarter of 1998 within a few weeks after receipt of the approval of the sale by the limited partners of the Venture's three constituent limited partnerships: the Partnership, Fund 12-C and Fund 12-D. The General Partner anticipates that it will conduct a vote of the limited partners of the Partnership, Fund 12-C and Fund 12-D in March and April 1998.

          The purchaser's obligations under the Purchase and Sale Agreement are subject to the following conditions: (a) the Venture shall have obtained all material consents and approvals from governmental authorities and third parties with whom the Venture has contracted that are necessary for the transfer of the Albuquerque System, (b) all representations and warranties of the Venture shall be true and correct in all material respects as of the closing date and (c) termination or expiration of the statutory waiting period applicable to the Purchase and Sale Agreement and the transactions contemplated thereby under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"). The Venture's obligations under the Purchase and Sale Agreement are subject to the following conditions: (a) the receipt of the purchase price for the

Albuquerque System, (b) the limited partners of the Partnership, Fund 12-C and Fund 12-D shall have approved the Venture's sale of the Albuquerque System and
(c) the statutory waiting periods applicable to the Purchase and Sale Agreement and the transactions contemplated thereby under the HSR Act shall have terminated or shall have expired. All waiting periods under the HSR Act have expired, thereby removing this as a condition to closing.

          Upon the consummation of the proposed sale of the Albuquerque System, the Venture will repay its outstanding Senior Notes balance of $41,544,890 plus a make whole premium that, based on current market interest rates, is estimated to total $2,016,985, plus accrued interest and, pursuant to an amendment to the Venture's credit facility, distribute $125,000,000 to the Partnership, Fund 12-C and Fund 12-D in proportion to their ownership interests in the Venture. The remaining proceeds will be used to repay a portion of the outstanding balance and accrued interest on its credit facility. The closing adjustments will not affect the amount of the net sale proceeds distributed to the Partnership, Fund 12-C and Fund 12-D. The Partnership will receive 9 percent of the net sale proceeds, estimated to total approximately $11,474,475, and the Partnership will distribute this portion of the net sale proceeds to its partners of record as of the closing date of the sale of the Albuquerque System. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the Partnership's portion of the net proceeds from the Albuquerque System's sale will be distributed 75 percent to the limited partners and 25 percent to the General Partner. Based upon financial information as of December 31, 1997, as a result of the Albuquerque System's sale, the limited partners of the Partnership, as a group, will receive approximately $8,605,856 and the General Partner will receive approximately $2,868,619. Limited partners will receive
$78 for each $500 limited partnership interest, or $156 for each $1,000 invested in the Partnership from the Partnership's portion of the net proceeds of the Albuquerque System's sale. Once the Partnership has completed the distribution of its portion of the net proceeds from the sale of the Albuquerque System, limited partners of the Partnership will have received a total of $977 for each $500 limited partnership interest, or $1,954 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in 1995 and 1996 from the net proceeds of the sales of the Augusta System and the Tampa System.

          CABLE TELEVISION SERVICES. The Systems offer to subscribers various types of programming, which include basic service, tier service, premium service, pay-per-view programs and packages including several of these services at combined rates.

          Basic cable television service usually consists of signals of all national television networks broadcast by their local affiliates, various independent and educational television stations (both VHF and UHF) and certain signals received from satellites. Basic service also usually includes programs originated locally by the system, which may consist of music, news, weather reports, stock market and financial information and live or videotaped programs of a public service or entertainment nature. FM radio signals are also frequently distributed to subscribers as part of the basic service.

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

          The Systems also offer premium services to subscribers, which consist of feature films, sporting events and other special features that are presented without commercial interruption. The cable television operators buy premium programming from suppliers such as HBO, Showtime, Cinemax, Encore and others at a cost based on the number of subscribers served by the cable operator. The per service cost of premium service programming usually is significantly more expensive than the basic service or tier service programming, and consequently cable operators price premium service separately when sold to subscribers.

          The Systems also offer to subscribers pay-per-view programming. Pay-per-view is a service that allows subscribers to receive single programs, frequently consisting of motion pictures that have recently completed their theatrical exhibitions and major sporting events, and to pay for such service on a program-by-program basis.

          REVENUES. Monthly service fees for basic, tier and premium services constitute the major source of revenue for the Systems. At December 31, 1997, the Systems' monthly basic service rates ranged from $8.35 to $13.81, monthly basic and tier ("basic plus") service rates ranged from $17.00 to $26.52 and monthly premium services ranged from $1.95 to $10.95 per premium service. In addition, the Venture earns revenues from the Systems' pay-per-view programs and advertising fees. Related charges may include a nonrecurring installation fee that ranges from $4.95 to $35.54; however, from time to time the Systems have followed the common industry practice of reducing or waiving the installation fee during promotional periods. Commercial subscribers such as hotels, motels and hospitals are charged a nonrecurring connection fee that usually covers the cost of installation. Except under the terms of certain contracts with commercial subscribers and residential apartment and condominium complexes, the subscribers are free to discontinue the service at any time without penalty.
For the year ended December 31, 1997, of the total fees received by the Systems, basic service and tier service fees accounted for approximately 64% of total revenues, premium service fees accounted for approximately 12% of total revenues, pay-per-view fees were approximately 3% of total revenues, advertising fees were approximately 9% of total revenues and the remaining 12% of total revenues came principally from equipment rentals, installation fees and program guide sales. The Venture is dependent upon the timely receipt of service fees to provide for maintenance and replacement of plant and equipment, current operating expenses and other costs of the Systems.

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

          The Venture holds 14 franchises relating to the Systems. These franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

          The Venture has never had a franchise revoked. The Venture does not have any franchises that will expire prior to December 31, 1998.

          COMPETITION. Cable television systems currently experience competition from several sources.

          Broadcast Television.  Cable television systems have traditionally
          ---------------------
competed with broadcast television, which consists of television signals that the viewer is able to receive directly on his television without charge using an "off-air" antenna. The extent of such competition is dependent in part upon the quality and quantity of signals available by such antenna reception as compared to the services provided by the local cable system. Accordingly, it has generally been less difficult for cable operators to obtain higher penetration rates in rural areas where signals available off-air are limited, than in metropolitan areas where numerous, high quality off-air signals are often available without the aid of cable television systems.

          Traditional Overbuild.  Cable television franchises are not exclusive,
          ---------------------
so that more than one cable television system may be built in the same area (known as an "overbuild"), with potential loss of revenues to the operator of the original cable television system. The General Partner has experienced overbuilds in connection with certain systems that it has owned or managed for limited partnerships, and currently there are overbuilds in the systems owned or managed by the General Partner but not in any of the systems owned by the Venture. Constructing and developing a cable television system is a capital intensive process, and it is often difficult for a new cable system operator to create a marketing edge over the existing system. Generally, an overbuilder would be required to obtain franchises from the local governmental authorities, although in some instances, the overbuilder could be the local government itself. In any case, an overbuilder would be required to obtain programming contracts from entertainment programmers and, in most cases, would have to build a complete cable system, including headends, trunk lines and drops to individual subscribers homes, throughout the franchise areas.

          DBS.  High-powered direct-to-home satellites have made possible the
          ---
wide-scale delivery of programming to individuals throughout the United States using small roof-top or wall-mounted antennas. Several companies began offering direct broadcast satellite ("DBS") service over the last few years. Companies offering DBS service use video compression technology to increase channel capacity of their systems to 100 or more channels and to provide packages of movies, satellite network and other program services which are competitive to those of cable television systems. DBS faces technical and legal obstacles to offering its customers local broadcast programming, although at least one DBS provider is now attempting to do so. In addition to emerging high-powered DBS competition, cable television systems face competition from a major medium-powered satellite distribution provider and several low-powered providers, whose service requires use of much larger home satellite dishes. Not all subscribers terminate cable television service upon acquiring a DBS system. The General Partner has observed that there are DBS subscribers that also elect to subscribe to cable television service in order to obtain the greatest variety of programming on multiple television sets, including local programming not available through DBS service. The ability of DBS service providers to compete successfully with the cable television industry will depend on, among other factors, the ability of DBS providers to overcome certain legal and technical hurdles and the availability of equipment at reasonable prices.

          Telephone and Utilities.  Federal cross-ownership restrictions
          -----------------------
historically limited entry by local telephone companies into the cable television business. The 1996 Telecommunications Act (the "1996 Telecom Act") eliminated this cross-ownership restriction, making it possible for companies with considerable resources to overbuild existing cable operators and enter the business. Several telephone companies have begun seeking cable television franchises from local governmental authorities and constructing cable television systems. The General Partner cannot predict at this time the extent of telephone company competition that will emerge to owned or managed cable television systems. The entry of telephone companies as direct competitors, however, is likely to continue over the next several years and could adversely affect the profitability and market value of the General Partner's owned and managed systems. The entry of electric utility companies into the cable television business, as now authorized by the 1996 Telecom Act, could have a similar adverse effect. The local electric utility in the Washington D.C. area recently announced plans to participate in RCN, a planned video competitor.

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

          MMDS.  Cable television systems also compete with wireless program
          ----
distribution services such as multichannel, multipoint distribution service ("MMDS") systems, commonly called wireless cable, which are licensed to serve specific areas. MMDS uses low-power microwave frequencies to transmit television programming over-the-air to paying subscribers. The MMDS industry is less capital intensive than the cable television industry, and it is therefore more practical to construct MMDS systems in areas of lower subscriber penetration. Wireless cable systems are now in direct competition with cable television systems in several areas of the country, including the system in Pima County, Arizona owned by the General Partner. Telephone companies have acquired or invested in wireless companies, and may use MMDS systems to provide services within their service areas in lieu of wired delivery systems. Enthusiasm for MMDS has waned in recent months, however, as Bell Atlantic and NYNEX have suspended their investment in two major MMDS companies. To date, the Venture has not lost a significant number of subscribers, nor a significant amount of revenue, to MMDS operators competing with the Venture's cable television systems. A series of actions taken by the FCC, however, including reallocating certain frequencies to the wireless services, are intended to facilitate the development of wireless cable television systems as an alternative means of distributing video programming. In addition, Local Multipoint Distribution Services ("LMDS"), could also pose a significant threat to the cable television industry, if and when it becomes established. The potential impact, however, of LMDS is difficult to assess due to the newness of the technology and the absence of any current fully operational LMDS systems.

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

          The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Venture's operations and there has been a recent increase in calls to maintain or even tighten cable regulation in the absence of widespread effective competition. This section briefly summarizes key laws and regulations affecting the operation of the Venture's cable systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Venture.

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

          The 1996 Telecom Act sunsets FCC regulation of CPST rates for all systems (regardless of size) on March 31, 1999. Certain critics of the cable television industry have called for a delay in the regulatory sunset and some have even urged more rigorous rate regulation in the interim, including a limit on operators passing through to their customers increased programming costs.
The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

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

          Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order. That decision is now on appeal to the U.S. Supreme Court.

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

          Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities. RCN and affiliates of local power companies recently have been certified to provide OVS service in areas encompassing the General Partner's cable systems in suburban Maryland and Virginia. This OVS potential competition is not yet operational.

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

          Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

          There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems. Section 310(b)(4) of the Communications Act does, however, prohibit foreign ownership of FCC broadcast and telephone licenses, unless the FCC concludes that such foreign ownership is consistent with the public interest. The investment of BCI Telecom Holding Inc. ("BCI") in the General Partner could, therefore, adversely affect any plan to acquire FCC broadcast or common carrier licenses. The Venture, however, does not currently plan to acquire such licenses.

          Must Carry/Retransmission Consent.  The 1992 Cable Act contains
          ---------------------------------
broadcast signal carriage requirements that allow local commercial television broadcast stations to elect once every three years between requiring a cable system to carry the station ("must carry") or negotiating for payments for granting permission to the cable operator to carry the station ("retransmission consent"). Less popular stations typically elect "must carry," and more popular stations typically elect "retransmission consent." Must carry requests can dilute the appeal of a cable system's programming offerings, and retransmission consent demands may require substantial payments or other concessions. Either option has a potentially adverse affect on the Venture's business.
Additionally, cable systems are required to obtain retransmission consent for all "distant" commercial television stations (except for satellite-delivered independent "superstations" such as WGN). The burden associated with "must carry" may increase substantially if broadcasters proceed with planned conversion to digital transmission and the FCC determines that cable systems must carry all analogue and digital broadcasts in their entirety.

          Access Channels.  LFAs can include franchise provisions requiring
          ---------------
cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of the designated channel capacity, but use of commercial leased access channels has been relatively limited. The FCC released revised rules in February 1997 mandating a modest rate reduction. the reduction sparked some increase in part-time use, but did not make commercial leased access substantially more attractive to third party programmers. Certain of those programmers have now appealed the revised rules to the D.C. Court of Appeals. Should the courts and the FCC ultimately determine that an additional reduction in access rates is required, cable operators could lose programming control of a substantial number of cable channels.

          Access to Programming.  To spur the development of independent cable
          ---------------------
programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. There recently has been increased interest in further restricting the marketing practices of cable programmers, including subjecting programmers who are not affiliated with cable operators to all of the existing program access requirements.

          Inside Wiring.  The FCC recently determined that an incumbent cable
          -------------
operators can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video service within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for a MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent cable operators.

          Other FCC Regulations.  In addition to the FCC regulations noted
          ---------------------
above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards and consumer electronics equipment compatibility. Federal requirements governing Emergency Alert Systems and Closed Captioning adopted in 1997 will impose additional costs on the operation of cable systems. The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

          Internet Access.  Many cable operators have begun offering high speed
          ---------------
internet service to their customers. At this time, there is no significant federal or local regulation of this service. However, as internet services develop, it is possible that new regulations could be imposed.

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


          The following sets forth (i) the monthly basic plus service rates charged to subscribers and (ii) the number of basic subscribers and pay units for the Systems. The monthly basic service rates set forth herein represent, with respect to systems with multiple headends, the basic service rate charged to the majority of the subscribers within the system. In cable television systems, basic subscribers can subscribe to more than one pay TV service. Thus, the total number of pay services subscribed to by basic subscribers are called pay units. As of December 31, 1997, the Palmdale System operated cable plant passing approximately 87,800 homes, with an approximate 72% penetration rate, and the Albuquerque System operated cable plant passing approximately 236,600 homes, with an approximate 48% penetration rate. Figures for numbers of subscribers and homes passed are compiled from the General Partner's records and may be subject to adjustments.

                                                     At December 31,
                                                     ---------------
PALMDALE SYSTEM                                1997       1996       1995
---------------                                ----       ----       ----
Monthly basic plus service rate             $  26.52   $  24.77   $  23.27
Basic subscribers                             63,521     63,188     61,993
Pay units                                     42,731     45,108     46,699


                                                     At December 31,
                                                     ---------------
ALBUQUERQUE SYSTEM                            1997       1996        1995
------------------                            ----       ----        ----
Monthly basic plus service rate             $  25.35   $  23.95   $  22.85
Basic subscribers                            114,553    112,460    109,911
Pay units                                     68,113     61,210     57,189


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

          David Hirsch, Marty, Inc. Pension Plan (By its Trustee and
          ----------------------------------------------------------
Beneficiary, Martin Ury) and Jonathan Fussner and Eileen Fussner, derivatively
------------------------------------------------------------------------------
on behalf of Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV
----------------------------------------------------------------------------
Fund 12-D, Ltd. v. Jones Intercable, Inc. (Arapahoe County District Court,
-----------------------------------------
Colorado, Case No. 96-CV-1800, Division 3).

          The General Partner is a defendant in a now consolidated civil action filed by limited partners of Fund 12-D derivatively on behalf of the Partnership, Fund 12-C and Fund 12-D. The consolidated complaint generally alleges that the General Partner breached its fiduciary duty to the plaintiffs and to the other limited partners of the Partnership, Fund 12-C and Fund 12-D and the Venture in connection with the Venture's sale of its Tampa, Florida cable television system (the "Tampa System") to a subsidiary of the General Partner and the subsequent trade to Time Warner. The consolidated complaint also sets forth a claim for breach of contract and a claim for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs assert that the subsidiary of the General Partner that acquired the Tampa System paid an inadequate price for the Tampa System.

The price paid for the Tampa System was determined by the average of three separate, independent appraisals of the Tampa System's fair market value as required by the limited partnership agreements of the Partnership, Fund 12-C and Fund 12-D. The plaintiffs have challenged the adequacy and independence of the appraisals. The consolidated complaint seeks damages in an unspecified amount and an award of attorneys' fees, and the complaint also seeks punitive damages and certain equitable relief.

          The General Partner has filed its answer to the consolidated complaint and has generally denied the substantive allegations in the complaint and has asserted a number of affirmative defenses. The General Partner intends to defend this lawsuit vigorously.

          On August 29, 1997, the General Partner moved for summary judgment in its favor on the ground that plaintiffs did not make demand on the General Partner for the relief they seek before commencing their lawsuits or show that such a demand would have been futile. On January 8, 1998, the Court (1) held that plaintiffs did not make demand before commencing their lawsuits or show that such demand would have been futile, (2) stayed the consolidated case and vacated the February 17, 1998 trial date, (3) ordered that plaintiffs make a demand on the General Partner and that the General Partner appoint an independent counsel to review, consider and report on that demand, (4) ordered that the independent counsel be appointed at the March 1998 meeting of the General Partner's Board of Directors and (5) ordered that the independent counsel will be subject to the approval of the Court. The Court set a new trial date for October 26, 1998 in the event that the case is not resolved through the independent counsel process or otherwise.

          Section 2.2 of the Partnership's limited partnership agreement (the "Partnership Agreement") provides that the General Partner will not be liable to the Partnership or to the limited partners for any act or omission performed or omitted by it in good faith pursuant to the authority granted to the General Partner by the Partnership Agreement. This provision further provides that the General Partner will be liable to the Partnership and to the limited partners only for fraud, bad faith or gross negligence in the performance of the cable television activities of the Partnership or negligence in the management of the internal affairs of the Partnership. Section 9.6 of the Partnership Agreement provides that the Partnership "shall indemnify and save harmless the General Partner and its affiliates and any agent or officer or director thereof, from any loss or damage incurred by them, including legal fees and expenses and amounts paid in settlement by reason of any action performed by the General Partner or any agent, officer or director thereof on behalf of the Partnership or in furtherance of its interest; provided, however, that the foregoing shall not relieve the General Partner of its fiduciary duty to the limited partners or liability for (nor shall the General Partner be indemnified for) its fraud, bad faith or gross negligence in the performance of the cable television activities of the Partnership or negligence in the management of the internal affairs of the Partnership." In accordance with the foregoing provisions of the Partnership Agreement, the Partnership, together with Fund 12-C and Fund 12-D, which have identical partnership agreement provisions with respect to general partner liability and indemnification, will be obligated to indemnify and save harmless the General Partner from any loss incurred by it, including its legal fees and expenses and amounts paid in settlement, in connection with the litigation concerning the Tampa System sale unless the General Partner is found to have breached its fiduciary duty to the limited partners in connection with the Tampa System sale or is found to have committed fraud or to have acted in bad faith or with gross negligence in connection with the Tampa System sale. Amounts reimbursed to the General Partner by the three constituent limited partnerships of the Venture would be in proportion to their ownership interests in the Venture and such amounts may be significant, but the General Partner expects that any such reimbursement will not have a material adverse effect on the Partnership or the Venture.

          Maxine Cohen, for herself and all others similarly situated v. Jones
          --------------------------------------------------------------------
Intercable, Inc., a Colorado corporation for itself, its wholly owned
---------------------------------------------------------------------
subsidiaries, managed partnerships and other affiliated cable television
------------------------------------------------------------------------
entities (Bernalillo County, New Mexico District Court, Second Judicial
--------
District, Case No. CV-97 09694). This class action Complaint for Declaratory and Injunctive Relief and Restitution was filed on October 27, 1997 in the Bernalillo County District Court, by Maxine Cohen for herself and all others similarly situated. The Complaint basically alleges that the Defendant, Jones Intercable, Inc., for itself, its wholly owned subsidiaries, managed partnerships and other affiliated cable television entities, collected from its cable television subscribers, illegal late payment penalties.

          Belen Cordova, on behalf of herself and all others similarly situated
          ---------------------------------------------------------------------
v. Jones Intercable, Inc. (Bernalillo County, New Mexico District Court, Second
-------------------------
Judicial District, Case No. CV-97 10957). This class action Complaint for Breach of Contract, Unconscionable Trade Practice and Restitution was filed on December 2, 1997 in the Bernalillo County District Court by Belen Cordova on behalf of herself and all others similarly situated. The Complaint alleges that Jones Intercable, Inc. charges and collects from its cable television subscribers in New Mexico unconscionable late payment penalties.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------

          None.



                                    PART II.
                                    --------

               ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
               -------------------------------------------------
                      AND RELATED SECURITY HOLDER MATTERS
                      -----------------------------------

          While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. During 1997, limited partners of the Partnership conducted "limited tender offers" for interests in the Partnership at prices ranging from $54 to $70 per interest. As of January 16, 1998, the Partnership had 111,035 limited partnership interests outstanding held by 7,422 persons.

Item 6.  Selected Financial Data
--------------------------------


                                                                    For the Year Ended December 31,
                                          ------------------------------------------------------------------------------------
Cable TV Fund 12-B, Ltd.                      1997              1996               1995              1994            1993
------------------------                  -------------   ----------------   -----------------   -------------   -------------

Revenues                                  $         -      $          -        $ 24,308,934       $ 26,956,006    $ 26,975,209
Depreciation and Amortization                       -                 -           8,263,976          9,380,877       8,897,796
Operating Income                                    -                 -             602,125            249,558       1,816,948
Equity in Net Income (Loss) of Cable
    Television Joint Venture                 (440,479)        5,722,705          (1,021,236)        (1,182,039)     (1,063,449)
Net Income (Loss)                            (440,479)        5,722,705/(b)/     89,473,978/(a)/    (3,368,245)     (1,463,979)
Net Income (Loss) per Limited
    Partnership Unit                            (3.93)            40.47/(b)/         682.72/(a)/        (30.03)         (13.05)
Weighted Average Number of Limited
    Partnership Units Outstanding             111,035           111,035             111,035            111,035         111,035
General Partner's Capital (Deficit)          (193,733)         (189,328)            143,472           (304,152)       (270,470)
Limited Partners' Capital (Deficit)        (2,343,055)       (1,906,981)         (1,699,774)        17,673,872      21,008,435
Total Assets                                   55,348            55,348           1,269,060         60,347,311      66,085,025
Debt                                                -                 -                   -         39,959,041      43,831,074
General Partner Advances                            -                 -                   -            112,495         163,266



                                                                    For the Year Ended December 31,
                                          ------------------------------------------------------------------------------------
Cable TV Fund 12-BCD Venture                  1997               1996                1995            1994            1993
----------------------------              ------------       ------------        ------------    ------------    ------------

Revenues                                  $ 82,675,018       $ 82,363,752        $101,399,697    $ 92,823,076    $ 89,131,530
Depreciation and Amortization               21,837,251         22,142,809          26,666,735      24,809,654      25,772,299
Operating Income                             6,129,688          1,880,308           4,127,622         289,904         779,887
Net Income (Loss)                           (4,798,248)        62,338,836/(b)/    (11,124,567)    (12,876,242)    (11,584,416)
Partners' Capital (Deficit)                (27,189,730)       (22,391,482)        (29,730,318)    (18,605,751)     (5,729,509)
Total Assets                               124,269,504        120,899,336         163,486,029     170,675,914     169,670,552
Debt                                       144,308,462        138,345,878         180,770,267     180,402,748     167,698,697
Jones Intercable, Inc. Advances                      -                  -           4,198,739         616,810         188,430

(a) Net income resulted primarily from the sale of the Augusta System by Cable TV Fund 12-B, Ltd. in October 1995.

(b) Net income resulted primarily from the sale of the Tampa System by Cable TV Fund 12-BCD Venture in February 1996.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operations
-------------

       The following discussion of the financial condition and results of operations of Cable TV Fund 12-B, Ltd. (the "Partnership") and Cable TV Fund 12-BCD Venture (the "Venture") contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties. The Partnership's and Venture's actual results may differ significantly from the results predicted in such forward-looking statements.

FINANCIAL CONDITION
-------------------

Cable TV Fund 12-B, Ltd. -
------------------------

       The Partnership owns a 9 percent interest in the Venture. The investment in cable television joint venture is accounted for under the equity method. The Partnership's share of losses generated by the Venture have exceeded the Partnership's initial investment in the Venture; therefore, the investment is classified as a liability. This liability increased by $440,479, which represents the Partnership's share of losses incurred by the Venture for the year ended December 31, 1997.

Cable TV Fund 12-BCD Venture -
----------------------------

       It is the General Partner's publicly announced policy that it intends to liquidate its managed partnerships, including the partnerships that comprise the Venture, as opportunities for sales of partnership cable television systems arise in the marketplace over the next several years. In accordance with the General Partner's policy, the Venture has sold the Tampa System and has entered into a purchase and sale agreement to sell the Albuquerque System. The General Partner expects that the Palmdale System will be sold in 1998.

       On July 28, 1997, the Venture entered into a purchase and sale agreement to sell the Albuquerque System to the General Partner for a sales price of $222,963,267, which price represents the average of three separate independent appraisals of the fair market value of the Albuquerque System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. Closing is expected to occur in the second quarter of 1998. Upon the consummation of the proposed sale of the Albuquerque System, the Venture will repay its then outstanding Senior Notes balance of $41,544,890 plus a make whole premium that, based on current market interest rates, is estimated to total $2,016,985, plus accrued interest, and, then pursuant to an amendment to the Venture's credit facility, the Venture will distribute $125,000,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The remaining proceeds will be used to repay a portion of the outstanding balance and accrued interest on its credit facility. The Partnership will receive $11,474,475, or 9 percent of the $125,000,000 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Albuquerque System. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the $11,474,475 will be distributed 75 percent to the limited partners ($8,605,856) and 25 percent to the General Partner ($2,868,619). Such distribution represents $78 for each $500 limited partnership interest, or $156 for each $1,000 invested in the Partnership. Once the Partnership has completed the distribution, limited partners of the Partnership will have received a total of $977 for each $500 limited partnership interest, or $1,954 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in 1995 and 1996 from the net proceeds of the sale of the Augusta System and the Tampa System.

       For the year ended December 31, 1997, the Venture generated net cash from operating activities totaling $14,131,916, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $19,866,800 during 1997. Service drops to homes accounted for approximately 36 percent of the capital expenditures. New plant construction accounted for approximately 31 percent of the capital expenditures. The remaining expenditures were used to maintain the value of the Venture's systems. These capital expenditures were funded primarily from cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Budgeted capital expenditures for all of 1998 are approximately $12,682,500. Service drops to homes are anticipated to account for approximately 35 percent. Approximately 29 percent of anticipated capital expenditures is for new plant construction. The remainder of the anticipated capital expenditures is necessary to maintain the value of the Venture's systems until they are sold. Depending upon the timing of the closing of the sale of the Venture's systems, the Venture will make only the portion of the budgeted capital expenditures scheduled to be made during the Venture's continued ownership of its systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

       The Venture's debt arrangements at December 31, 1997 consisted of $47,479,874 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and the credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture.

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

       The balance outstanding on the Venture's $120,000,000 credit facility at December 31, 1997 was $95,630,620, leaving $24,369,380 available for future needs. Upon the sale of the Albuquerque System and pursuant to an amendment to the Venture's credit facility, the Venture anticipates repaying a portion of the then outstanding balance of the credit facility and that the commitment will be reduced to $55,000,000. At the Venture's option, the credit facility will be payable in full on December 31, 1999 or will convert to a term loan that matures on December 31, 2004 payable in consecutive quarterly amounts. Interest on the credit facility is at the Venture's option of the London Interbank Offered Rate plus .875 percent, the Prime Rate or the Certificate of Deposit Rate plus 1 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of December 31, 1997 and 1996 were 6.91 percent and 6.90 percent, respectively.

       The Venture has sufficient sources of capital available through its ability to generate cash from operations and borrowings under its credit facility to meet its presently anticipated needs until its systems are sold.

RESULTS OF OPERATIONS
---------------------

Cable TV Fund 12-B, Ltd. -
------------------------

       On October 20, 1995, the Partnership sold the Augusta System, which was the Partnership's only directly held system, to a wholly owned subsidiary of the General Partner. The Partnership's continuing operations are represented by its 9 percent interest in the Venture. Thus, Management's Discussion and Analysis of Financial Condition and Results of Operations of the Venture should be consulted for pertinent comments regarding the Partnership's performance.

Cable TV Fund 12-BCD Venture -
----------------------------

       As a result of the sale of the Tampa System in February 1996, the following discussion of the Venture's results of operations, through operating income, pertains only to the results of operations of the Albuquerque System and the Palmdale System for the periods discussed.

     1997 compared to 1996
     ---------------------

       Revenues in the Albuquerque System and the Palmdale System increased $5,196,458, or approximately 7 percent, to $82,675,018 in 1997 from $77,478,560 in 1996. This increase in revenues was primarily due to basic service rate increases implemented in the Venture's systems and an increase in the number of basic service subscribers. Basic service rate increases implemented in the Venture's systems accounted for approximately 52 percent of the increase in revenues in 1997. An increase in the number of basic service subscribers in the Albuquerque System and the Palmdale System accounted for approximately 21 percent of the increase in revenues for 1997. The number of basic service subscribers increased by 2,426 subscribers, or approximately 1 percent, to 178,074 subscribers in 1997 from 175,648 subscribers in 1996. An increase in advertising activity accounted for approximately 11 percent of the increase in revenues for 1997. No other factor was significant to the increase in revenues.

       Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

       Operating expenses in the Albuquerque System and the Palmdale System increased $1,680,103, or approximately 4 percent, to $45,958,487 in 1997 from $44,278,384 in 1996. Operating expenses represented 56 percent and 57 percent, respectively, of revenues for 1997 and 1996. An increase in programming fees primarily accounted for the increase in operating expenses. No other factor was significant to the increase in operating expenses.

       The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $3,516,355, or approximately 11 percent, to $36,716,531 in 1997 from $33,200,176 in 1996. This increase was due to the increase in revenues exceeding the increase in operating expenses.

       Management fees and allocated overhead from Jones Intercable, Inc. decreased $282,796, or approximately 3 percent, to $8,749,592 in 1997 from $9,032,388 in 1996. This decrease was primarily due to a decrease in allocated overhead from the General Partner which was partially offset by an increase in management fees.

       Depreciation and amortization expense increased $686,180, or approximately 3 percent, to $21,837,251 in 1997 from $21,151,071 in 1996. This increase was due to capital additions in 1997.

       Operating income increased $3,112,971 to $6,129,688 in 1997 from $3,016,717 in 1996. This increase was due to the increase in operating cash flow and decrease in management fees and allocated overhead from Jones Intercable, Inc. exceeding the increase in depreciation and amortization expense.

       Interest expense decreased $284,385, or approximately 3 percent, to $10,934,909 in 1997 from $11,219,294 in 1996. This decrease was primarily due to lower outstanding balances on the Venture's interest bearing obligations.

       The Venture recognized a gain of $71,914,391 related to the sale of the Tampa System in February 1996. No similar gain was recognized in 1997.

       The Venture recognized a net loss of $4,798,248 compared to a net income of $62,338,836 in 1996. This change was primarily due to the gain on the sale of the Tampa System.

     1996 compared to 1995
     ---------------------

       Revenues in the Albuquerque System and the Palmdale System increased $4,778,991, or approximately 7 percent, to $77,478,560 in 1996 from $72,699,569 in 1995. This increase in revenues was primarily due to basic service rate increases implemented in the Venture's systems and an increase in the number of basic service subscribers. Basic service rate increases implemented in the Venture's systems accounted for approximately 39 percent of the increase in revenues in 1996. An increase in the number of basic service subscribers in the Albuquerque System and the Palmdale System accounted for approximately 31 percent of the increase in revenues for 1996. The number of basic service subscribers increased by 3,744 subscribers, or approximately 2 percent, to 175,648 subscribers in 1996 from 171,904 subscribers in 1995. No other factor was significant to the increase in revenues.

       Operating expenses in the Albuquerque System and the Palmdale System increased $3,608,831, or approximately 9 percent, to $44,278,384 in 1996 from $40,669,553 in 1995. Operating expenses represented 57 percent and 56 percent, respectively, of revenues for 1996 and 1995. An increase in programming fees primarily accounted for the increases in operating expenses. No other factor was significant to the increase in operating expenses.

       Operating cash flow increased $1,170,160, or approximately 4 percent, to $33,200,176 in 1996 from $32,030,016 in 1995. This increase was due to the increase in revenues exceeding the increase in operating expenses.

       Management fees and allocated overhead from Jones Intercable, Inc. increased $230,923, or approximately 3 percent, to $9,032,388 in 1996 from $8,801,465 in 1995. This increase was due to the increase in revenues, upon which such management fees are based.

       Depreciation and amortization expense increased $959,513, or approximately 5 percent, to $21,151,071 in 1996 from $20,191,558 in 1995. This increase was due to capital additions in 1996.

       Operating income increased $20,276, or approximately 1 percent, to $3,016,717 in 1996 from $3,036,993 in 1995. This increase was due to the increase in operating cash flow exceeding the increases in management fees and allocated overhead from Jones Intercable, Inc. and depreciation and amortization expense.

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

Item 8.  Financial Statements
-----------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 12-B, Ltd.:

          We have audited the accompanying balance sheets of CABLE TV FUND 12-B, LTD. (a Colorado limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-B, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                  ARTHUR ANDERSEN LLP



Denver, Colorado,
 February 27, 1998.

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                                 BALANCE SHEETS
                                 --------------


                                                                             December 31,
                                                                    ----------------------------
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
                                                                    ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
-------------------------------------------

LIABILITIES:
  Loss in excess of investment in cable television
     joint venture                                                     2,592,136       2,151,657
                                                                    ------------    ------------

             Total liabilities                                         2,592,136       2,151,657
                                                                    ============    ============

COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                    1,000           1,000
    Distributions                                                    (14,782,875)    (14,782,875)
    Accumulated earnings                                              14,588,142      14,592,547
                                                                    ------------    ------------

                                                                        (193,733)       (189,328)
                                                                    ------------    ------------

  Limited Partners-
    Net contributed capital (111,035 units outstanding at
      December 31, 1997 and 1996)                                     47,645,060      47,645,060
    Distributions                                                    (99,879,837)    (99,879,837)
    Accumulated earnings                                              49,891,722      50,327,796
                                                                    ------------    ------------

                                                                      (2,343,055)     (1,906,981)
                                                                    ------------    ------------

             Total liabilities and partners' capital (deficit)      $     55,348    $     55,348
                                                                    ============    ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                        For the Year Ended December 31,
                                                    --------------------------------------
                                                       1997         1996          1995
                                                    ----------   ----------   ------------
REVENUES                                            $      -     $        -   $24,308,934

COSTS AND EXPENSES:
  Operating expenses                                        -             -    12,587,594
  Management fees and allocated overhead from
    General Partner                                         -             -     2,855,239
  Depreciation and amortization                             -             -     8,263,976
                                                    ---------    ----------   -----------

OPERATING INCOME                                            -             -       602,125
                                                    ---------    ----------   -----------

OTHER INCOME (EXPENSE):
  Interest expense                                          -             -    (2,160,430)
  Gain on sale of cable television system                   -             -    91,692,928
  Other, net                                                -             -       360,591
                                                    ---------    ----------   -----------

             Total other income (expense), net              -             -    89,893,089
                                                    ---------    ----------   -----------

INCOME BEFORE EQUITY IN NET INCOME (LOSS)
  OF CABLE TELEVISION JOINT VENTURE                         -             -    90,495,214

EQUITY IN NET INCOME (LOSS) OF CABLE
  TELEVISION JOINT VENTURE                           (440,479)    5,722,705    (1,021,236)
                                                    ---------    ----------   -----------

NET INCOME (LOSS)                                   $(440,479)   $5,722,705   $89,473,978
                                                    =========    ==========   ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                   $  (4,405)   $1,229,450   $13,668,249
                                                    =========    ==========   ===========

  Limited Partners                                  $(436,074)   $4,493,255   $75,805,729
                                                    =========    ==========   ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                  $   (3.93)   $    40.47   $    682.72
                                                    =========    ==========   ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                       111,035       111,035       111,035
                                                    =========    ==========   ===========

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------

                                        For the Year Ended December 31,
                                  -------------------------------------------
                                      1997           1996           1995
                                  ------------   ------------   -------------
GENERAL PARTNER:
  Balance, beginning of year      $  (189,328)   $   143,472    $   (304,152)
  Distributions                             -     (1,562,250)    (13,220,625)
  Net income (loss) for year           (4,405)     1,229,450      13,668,249
                                  -----------    -----------    ------------

  Balance, end of year            $  (193,733)   $  (189,328)   $    143,472
                                  ===========    ===========    ============


LIMITED PARTNERS:
  Balance, beginning of year      $(1,906,981)   $(1,699,774)   $ 17,673,872
  Distributions                             -     (4,700,462)    (95,179,375)
  Net income (loss) for year         (436,074)     4,493,255      75,805,729
                                  -----------    -----------    ------------

  Balance, end of year            $(2,343,055)   $(1,906,981)   $ (1,699,774)
                                  ===========    ===========    ============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                        For the Year Ended December 31,
                                                                  -------------------------------------------
                                                                      1997          1996            1995
                                                                      ----          ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                $(440,479)   $ 5,722,705    $  89,473,978
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                        -              -        8,263,976
      Equity in net income (loss) of cable  television
        joint venture                                                440,479     (5,722,705)       1,021,236
      Gain on sale of cable television system                              -              -      (91,692,928)
      Decrease (increase) in receivables                                   -      1,064,238         (203,991)
      Decrease (increase) in deposits, prepaid expenses
        and deferred charges                                               -              -          578,713
      Decrease in trade accounts payable, accrued liabilities
        and subscriber prepayments                                         -              -       (1,101,929)
      Decrease in amount due General Partner                               -              -         (112,495)
                                                                   ---------    -----------    -------------

             Net cash provided by operating activities                     -      1,064,238        6,226,560
                                                                   ---------    -----------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                  -              -       (4,063,686)
  Proceeds from sale of cable television system                            -              -      142,618,000
  Distribution from cable television venture                               -      5,049,000                -
                                                                   ---------    -----------    -------------

             Net cash provided by investing activities                     -      5,049,000      138,554,314
                                                                   ---------    -----------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                 -              -          111,262
  Repayment of debt                                                        -              -      (40,070,303)
  Distribution to General Partner                                          -     (1,562,250)     (13,220,625)
  Distributions to Limited Partners                                        -     (4,700,462)     (95,179,375)
                                                                   ---------    -----------    -------------

             Net cash used in financing activities                         -     (6,262,712)    (148,359,041)
                                                                   ---------    -----------    -------------

Decrease in cash                                                           -       (149,474)      (3,578,167)

Cash, beginning of year                                               55,348        204,822        3,782,989
                                                                   ---------    -----------    -------------

Cash, end of year                                                  $  55,348    $    55,348    $     204,822
                                                                   =========    ===========    =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                    $     -      $         -    $   2,423,008
                                                                   =========    ===========    =============

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

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

       Formation and Business
       ----------------------

       Cable TV Fund 12-B, Ltd. (the "Partnership"), a Colorado limited partnership, was formed on June 5, 1985, under a public program sponsored by Jones Intercable, Inc. The Partnership was formed to acquire, construct, develop and operate cable television systems. The Partnership owned and operated the cable television system serving the areas in and around Augusta, Georgia (the "Augusta System") until it was sold on October 20, 1995. Jones Intercable, Inc. ("Intercable"), a publicly held Colorado corporation, is the "General Partner" and manages the Partnership. The General Partner and its subsidiaries also own and operate cable television systems. In addition, the General Partner manages cable television systems for other limited partnerships for which it is general partner and, also, for affiliated entities.

       The Partnership owns a 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"), through a capital contribution made to the Venture in April 1986 of $12,437,500. The Venture owns certain cable television systems in New Mexico and California. The Venture incurred a loss of $4,798,248 in 1997, recognized income of $62,338,836 in 1996 and incurred a loss of $11,124,567 in 1995, of which a loss of $440,479, income of $5,722,705 and a loss of $1,021,236 were allocated to the Partnership during 1997, 1996 and 1995, respectively.

       Sales of Cable Television Systems
       ---------------------------------

       On February 28, 1996, the Venture sold the cable television system serving areas in and around Tampa, Florida (the "Tampa System") to a wholly owned subsidiary of the General Partner for a sales price of $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. Because the Venture's debt arrangements did not originally allow the Venture to make distributions on the sale of Venture assets, in February 1996 the Venture's debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. The Partnership's portion of this distribution was approximately $5,049,000, of which approximately $3,787,000 was distributed to limited partners and $1,262,000 was distributed to the General Partner in March 1996. The Partnership also then distributed $1,200,000 of proceeds remaining from the sale of the Augusta System, of which $900,000 was distributed to limited partners and $300,000 was distributed to the General Partner. These distributions gave the Partnership's limited partners an approximate return of $84 for each $1,000 invested in the Partnership. This amount is in addition to the $1,714 for each $1,000 invested in the Partnership returned to the limited partners from the Augusta System sale. Because the Tampa System did not constitute all or substantially all of the Venture's assets, no vote of the limited partners of the Partnership was required in connection with this transaction.

       On July 28, 1997, the Venture entered into a purchase and sale agreement to sell the Albuquerque System to the General Partner for a sales price of $222,963,267, which price represents the average of three separate independent appraisals of the fair market value of the Albuquerque System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. Closing is expected to occur in the second quarter of 1998. Upon the consummation of the proposed sale of the Albuquerque System, the Venture will repay its then outstanding Senior Notes balance of $41,544,890 plus a make whole premium that, based on current market interest rates, is estimated to total $2,016,985, plus accrued interest, and, then pursuant to an amendment to the Venture's credit facility, the Venture will distribute $125,000,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The remaining proceeds will be used to repay a portion of the outstanding balance and accrued interest on its credit facility. The Partnership will receive $11,474,475, or 9 percent of the $125,000,000 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Albuquerque System. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the $11,474,475 will be distributed 75 percent to the limited partners ($8,605,856) and 25 percent to the General Partner ($2,868,619). Such distribution represents $78 for each $500 limited partnership interest, or $156 for each $1,000 invested in the Partnership. Once the Partnership has completed the distribution, limited partners of the Partnership will have received a total of $977 for each $500 limited partnership interest, or $1,954 for each $1,000 invested in the Partnership, taking into account the prior distributions to limited partners made in 1995 and 1996 from the net proceeds of the sale of the Augusta System and the Tampa System.

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

       Property, Plant and Equipment
       -----------------------------

       Depreciation of property, plant and equipment was provided primarily using the straight-line method over the following estimated service lives:

       Cable distribution systems           5 - 15 years
       Equipment and tools                  3 -  5 years
       Office furniture and equipment       3 -  5 years
       Buildings                                30 years
       Vehicles                             3 -  4 years

       Replacements, renewals and improvements were capitalized and maintenance and repairs were charged to expense as incurred.

       Intangible Assets
       -----------------

       Costs assigned to franchises were being amortized using the straight-line method over the following estimated useful lives:

       Franchise costs                                    1 - 4 years

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

(4)    COMMITMENTS AND CONTINGENCIES
       -----------------------------

       The General Partner is a defendant in a now consolidated civil action filed by limited partners of Fund 12-D derivatively on behalf of the Partnership, Fund 12-C and Fund 12-D. The consolidated complaint generally alleges that the General Partner breached its fiduciary duty to the plaintiffs and to the other limited partners of the Partnership, Fund 12-C and Fund 12-D and the Venture in connection with the Venture's sale of its Tampa System to a wholly owned subsidiary of the General Partner and its subsequent trade to an unaffiliated third party. The consolidated complaint also sets forth a claim for breach of contract and a claim for breach of the implied covenant of good faith and fair dealing. Among other things, the plaintiffs assert that the subsidiary of the General Partner that acquired the Tampa System paid an inadequate price for the Tampa System. The price paid for the Tampa System was determined by the average of three separate, independent appraisals of the Tampa System's fair market value as required by the limited partnership agreements of the Partnership, Fund 12-C and Fund 12-D. The plaintiffs have challenged the adequacy and independence of the appraisals. The consolidated complaint seeks damages in an unspecified amount and an award of attorneys' fees, and the complaint also seeks punitive damages and certain equitable relief.

       The General Partner has filed its answer to the consolidated complaint and has generally denied the substantive allegations in the complaint and has asserted a number of affirmative defenses. The General Partner intends to defend this lawsuit vigorously.

       On August 29, 1997, the General Partner moved for summary judgment in its favor on the ground that plaintiffs did not make demand on the General Partner for the relief they seek before commencing their lawsuits or show that such a demand would have been futile. On January 8, 1998, the Court (1) held that plaintiffs did not make demand before commencing their lawsuits or show that such demand would have been futile, (2) stayed the consolidated case and vacated the February 17, 1998 trial date, (3) ordered that plaintiffs make a demand on the General Partner and that the General Partner appoint an independent counsel to review, consider and report on that demand, (4) ordered that the independent counsel be appointed at the March 1998 meeting of the General Partner's Board of Directors and (5) ordered that the independent counsel will be subject to the approval of the Court. The Court set a new trial date for October 26, 1998 in the event that the case is not resolved through the independent counsel process or otherwise.

       Section 2.2 of the Partnership's limited partnership agreement (the "Partnership Agreement") provides that the General Partner will not be liable to the Partnership or to the limited partners for any act or omission performed or omitted by it in good faith pursuant to the authority granted to the General Partner by the Partnership Agreement. This provision further provides that the General Partner will be liable to the Partnership and to the limited partners only for fraud, bad faith or gross negligence in the performance of the cable television activities of the Partnership or negligence in the management of the internal affairs of the Partnership. Section 9.6 of the Partnership Agreement provides that the Partnership "shall indemnify and save harmless the General Partner and its affiliates and any agent or officer or director thereof, from any loss or damage incurred by them, including legal fees and expenses and amounts paid in settlement by reason of any action performed by the General Partner or any agent, officer or director thereof on behalf of the Partnership or in furtherance of its interest; provided, however, that the foregoing shall not relieve the General Partner of its fiduciary duty to the limited partners or liability for (nor shall the General Partner be indemnified for) its fraud, bad faith or gross negligence in the performance of the cable television activities of the Partnership or negligence in the management of the internal affairs of the Partnership." In accordance with the foregoing provisions of the Partnership Agreement, the Partnership, together with Fund 12-C and Fund 12-D, which have identical partnership agreement provisions with respect to general partner liability and indemnification, will be obligated to indemnify and save harmless the General Partner from any loss incurred by it, including its legal fees and expenses and amounts paid in settlement, in connection with the litigation concerning the Tampa System sale unless the General Partner is found to have breached its fiduciary duty to the limited partners in connection with the Tampa System sale or is found to have committed fraud or to have acted in bad faith or with gross negligence in connection with the Tampa System sale. Amounts reimbursed to the General Partner by the three constituent limited partnerships of the Venture would be in proportion to their ownership interests in the Venture and such amounts may be significant, but the General Partner expects that any such reimbursement will not have a material adverse effect on the Partnership or the Venture.

       Maxine Cohen, for herself and all others similarly situated v. Jones
       --------------------------------------------------------------------
Intercable, Inc., a Colorado corporation for itself, its wholly owned
---------------------------------------------------------------------
subsidiaries, managed partnerships and other affiliated cable television
------------------------------------------------------------------------
entities (Bernalillo County, New Mexico District Court, Second Judicial
--------
District, Case No. CV-97 09694). This class action Complaint for Declaratory and Injunctive Relief and Restitution was filed on October 27, 1997 in the Bernalillo County District Court, by Maxine Cohen for herself and all others similarly situated. The Complaint basically alleges that the Defendant, Jones Intercable, Inc., for itself, its wholly owned subsidiaries, managed partnerships and other affiliated cable television entities, collected from its cable television subscribers, illegal late payment penalties.

       Belen Cordova, on behalf of herself and all others similarly situated v.
       ------------------------------------------------------------------------
Jones Intercable, Inc. (Bernalillo County, New Mexico District Court, Second
----------------------
Judicial District, Case No. CV-97 10957). This class action Complaint for Breach of Contract, Unconscionable Trade Practice and Restitution was filed on December 2, 1997 in the Bernalillo County District Court by Belen Cordova on behalf of herself and all others similarly situated. The Complaint alleges that Jones Intercable, Inc. charges and collects from its cable television subscribers in New Mexico unconscionable late payment penalties.

(5)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

       Supplementary profit and loss information for the respective years are presented below:

                                                            For the Year Ended December 31,
                                                           ---------------------------------
                                                                1997    1996       1995
                                                                -----   -----   ----------
            Maintenance and repairs                             $   -   $   -   $  176,793
                                                                =====   =====   ==========

            Taxes, other than income and payroll taxes          $   -   $   -   $  194,676
                                                                =====   =====   ==========

            Advertising                                         $   -   $   -   $  258,709
                                                                =====   =====   ==========

            Depreciation of property,  plant and equipment      $   -   $   -   $5,984,399
                                                                =====   =====   ==========

            Amortization of intangible assets                   $   -   $   -   $2,279,577
                                                                =====   =====   ==========

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 12-BCD Venture:

       We have audited the accompanying balance sheets of CABLE TV FUND 12-BCD VENTURE (a Colorado general partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the General Partners' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-BCD Venture as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                   ARTHUR ANDERSEN LLP



Denver, Colorado,
 February 27, 1998.

                          CABLE TV FUND 12-BCD VENTURE
                          ----------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------

                                                                              December 31,
                                                                      -----------------------------
    ASSETS                                                                  1997            1996
    ------                                                             -------------    ------------
CASH AND CASH EQUIVALENTS                                             $   1,742,444    $  1,514,773

RECEIVABLES:
 Trade receivables, less allowance for doubtful receivables of
  $404,821 and $417,017 at December 31, 1997 and 1996,
  respectively                                                            4,456,904       2,676,246

INVESTMENT IN CABLE TELEVISION PROPERTIES:
 Property, plant and equipment, at cost                                 218,189,145     198,322,316
 Less- accumulated depreciation                                        (113,368,132)    (95,040,023)
                                                                      -------------    ------------

                                                                        104,821,013     103,282,293
 Franchise costs and other intangible assets, net of accumulated amortization of $63,250,092 and $60,652,010 at
  December 31, 1997 and 1996, respectively                                7,791,062      10,389,144
                                                                      -------------    ------------

    Total investment in cable television properties                     112,612,075     113,671,437

DEPOSITS, PREPAID EXPENSES AND DEFERRED
 CHARGES                                                                  5,458,081       3,036,880
                                                                      -------------    ------------

    Total assets                                                      $ 124,269,504    $120,899,336
                                                                      =============    ============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 12-BCD VENTURE
                          ----------------------------
                            (A General Partnership)

                                 BALANCE SHEETS
                                 --------------

                                                               December 31,
                                                     ------------------------------
  LIABILITIES AND PARTNERS' DEFICIT                         1997             1996
  ---------------------------------                  -------------    -------------
LIABILITIES:
 Debt                                                $ 144,308,462    $ 138,345,878
 Trade accounts payable and accrued liabilities          6,726,286        4,499,549
 Subscriber prepayments                                    424,486          445,391
                                                     -------------    -------------

    Total liabilities                                  151,459,234      143,290,818
                                                     -------------    -------------

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' DEFICIT:
 Contributed capital                                   135,490,944      135,490,944
 Distributions                                         (55,000,000)     (55,000,000)
 Accumulated deficit                                  (107,680,674)    (102,882,426)
                                                     -------------    -------------

                                                       (27,189,730)     (22,391,482)
                                                     -------------    -------------

   Total liabilities and partners' deficit           $ 124,269,504    $ 120,899,336
                                                     =============    =============

                 The accompanying notes to financial statements are an integral part of these balance sheets.

                          CABLE TV FUND 12-BCD VENTURE
                          ----------------------------
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                           For the Year Ended December 31,
                                                    ---------------------------------------------
                                                        1997            1996            1995
                                                    -------------   -------------   -------------
REVENUES                                            $ 82,675,018    $ 82,363,752    $101,399,697

COSTS AND EXPENSES:
  Operating expenses                                  45,958,487      48,731,182      58,351,692
  Management fees and allocated overhead from
    Jones Intercable, Inc.                             8,749,592       9,609,453      12,253,648
  Depreciation and amortization                       21,837,251      22,142,809      26,666,735
                                                    ------------    ------------    ------------

OPERATING INCOME                                       6,129,688       1,880,308       4,127,622
                                                    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense                                   (10,934,909)    (11,219,294)    (15,347,250)
  Gain on sale of cable television system                      -      71,914,391               -
  Other, net                                               6,973        (236,569)         95,061
                                                    ------------    ------------    ------------

             Total other income (expense), net       (10,927,936)     60,458,528     (15,252,189)
                                                    ------------    ------------    ------------

NET INCOME (LOSS)                                   $ (4,798,248)   $ 62,338,836    $(11,124,567)
                                                    ============    ============    ============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 12-BCD VENTURE
                          ----------------------------
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
                        -------------------------------


                                            For the Year Ended December 31,
                                     ---------------------------------------------
                                         1997            1996            1995
                                     -------------   -------------   -------------
CABLE TV FUND 12-B, LTD. (9%):
  Balance, beginning of year         $ (2,151,657)   $ (2,825,362)   $ (1,804,126)
  Net income for year                    (440,479)      5,722,705      (1,021,236)
  Distributions                                 -      (5,049,000)              -
                                     ------------    ------------    ------------

  Balance, end of year               $ (2,592,136)   $ (2,151,657)   $ (2,825,362)
                                     ============    ============    ============

CABLE TV FUND 12-C, LTD. (15%):
  Balance, beginning of year         $ (3,580,725)   $ (4,702,099)   $ (3,002,488)
  Net income for year                    (733,076)      9,525,374      (1,699,611)
  Distributions                                 -      (8,404,000)              -
                                     ------------    ------------    ------------

  Balance, end of year               $ (4,313,801)   $ (3,580,725)   $ (4,702,099)
                                     ============    ============    ============

CABLE TV FUND 12-D, LTD. (76%):
  Balance, beginning of year         $(16,659,100)   $(22,202,857)   $(13,799,137)
  Net income for year                  (3,624,693)     47,090,757      (8,403,720)
  Distributions                                 -     (41,547,000)              -
                                     ------------    ------------    ------------

  Balance, end of year               $(20,283,793)   $(16,659,100)   $(22,202,857)
                                     ============    ============    ============

TOTAL:
  Balance, beginning of year         $(22,391,482)   $(29,730,318)   $(18,605,751)
  Net income for year                  (4,798,248)     62,338,836     (11,124,567)
  Distributions                                 -     (55,000,000)              -
                                     ------------    ------------    ------------

  Balance, end of year               $(27,189,730)   $(22,391,482)   $(29,730,318)
                                     ============    ============    ============

                 The accompanying notes to financial statements
                   are an integral part of these statements.

                          CABLE TV FUND 12-BCD VENTURE
                          ----------------------------
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                                            For the Year Ended December 31,
                                                                    -----------------------------------------------
                                                                        1997             1996             1995
                                                                    -------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $ (4,798,248)   $  62,338,836     $(11,124,567)
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities:
      Depreciation and amortization                                   21,837,251       22,142,809       26,666,735
      Gain on sale of cable television system                                  -      (71,914,391)               -
      Decrease (increase) in trade receivables                        (1,780,658)       1,788,527         (657,502)
      Increase in deposits, prepaid expenses and
        deferred charges                                              (3,332,261)      (2,221,806)        (351,579)
      Increase (decrease) in trade accounts payable and
        accrued liabilities and subscriber prepayments                 2,205,832       (3,302,401)         (14,766)
      Increase (decrease) in amount due Jones Intercable, Inc.                 -       (4,198,739)       3,581,929
                                                                    ------------    -------------     ------------

             Net cash provided by operating activities                14,131,916        4,632,835       18,100,250
                                                                    ------------    -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                            (19,866,829)     (17,474,134)     (21,474,577)
  Proceeds from sale of cable television system                                -      110,395,667                -
                                                                    ------------    -------------     ------------

             Net cash provided by (used in)
               investing activities                                  (19,866,829)      92,921,533      (21,474,577)
                                                                    ------------    -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                            15,551,159       72,365,824          882,431
  Repayment of debt                                                   (9,588,575)    (114,790,213)        (514,912)
  Distributions to Limited Partners                                            -      (41,547,000)               -
  Distributions to Joint Venture Partners                                      -      (13,453,000)               -
                                                                    ------------    -------------     ------------

             Net cash provided by (used in)
               financing activities                                    5,962,584      (97,424,389)         367,519
                                                                    ------------    -------------     ------------

Increase (decrease) in cash and cash equivalents                         227,671          129,979       (3,006,808)

Cash and cash equivalents, beginning of year                           1,514,773        1,384,794        4,391,602
                                                                    ------------    -------------     ------------

Cash and cash equivalents, end of year                              $  1,742,444    $   1,514,773     $  1,384,794
                                                                    ============    =============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $ 10,776,074    $  12,370,892     $ 15,331,071
                                                                    ============    =============     ============

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
                                                  ----
                                                  100%
                                                  ====

     Venture Sales of Cable Television Systems
     -----------------------------------------

     On February 28, 1996, the Venture sold the Tampa System to a wholly owned subsidiary of the General Partner. The sales price of the Tampa System was $110,395,667, subject to normal working capital closing adjustments. This price represented the average of three separate, independent appraisals of the fair market value of the Tampa System. In February 1996, the Venture's debt arrangements were amended to permit a $55,000,000 distribution to the Venture's partners from the sale proceeds, and the balance of the sale proceeds were used to reduce Venture indebtedness. The net sales proceeds were distributed as follows: Fund 12-B received $5,049,000; Fund 12-C received $8,404,000 and Fund 12-D received $41,547,000.

     On July 28, 1997, the Venture entered into a purchase and sale agreement to sell the Albuquerque System to the General Partner for a sales price of $222,963,267, which price represents the average of three separate independent appraisals of the fair market value of the Albuquerque System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. Closing is expected to occur in the second quarter of 1998. Upon the consummation of the proposed sale of the Albuquerque System, the Venture will repay its then outstanding Senior Notes balance of $41,544,890 plus a make whole premium that, based on current market interest rates, is estimated to total $2,016,985, plus accrued interest, and, then pursuant to an amendment to the Venture's credit facility, the Venture will distribute $125,000,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The remaining proceeds will be used to repay a portion of the outstanding balance and accrued interest on its credit facility. The net sales proceeds are expected to be distributed as follows:
Fund 12-B will receive $11,474,475, Fund 12-C will receive $19,097,217 and Fund 12-D will receive $94,428,308.

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

     Property, Plant and Equipment
     -----------------------------

     Depreciation is provided using the straight-line method over the following estimated service lives:

       Cable distribution systems                 5 - 15 years
       Equipment and tools                        3 -  5 years
       Office furniture and equipment             3 -  5 years
       Buildings                                      30 years
       Vehicles                                   3 -  4 years

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

     Intangible Assets
     -----------------

     Costs assigned to franchises and costs in excess of interests in net assets purchased are amortized using the straight-line method over the following remaining estimated useful lives:

       Franchise costs                                         1 -   3 years
       Costs in excess of interests in net assets purchased   28 -  29 years

     Revenue Recognition
     -------------------

     Subscriber prepayments are initially deferred and recognized as revenue when earned.

     Cash and Cash Equivalents
     -------------------------

     For purposes of the Statements of Cash Flows, the Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform with the 1997 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     The General Partner manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid to the General Partner by the Venture were $4,133,751, $4,118,188 and $5,069,985 during 1997, 1996 and 1995, respectively.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operation of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Intercable is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Overhead and administrative expenses allocated to the Venture by the General Partner were $4,615,841, $5,491,265 and $7,183,663 in 1997, 1996 and 1995, respectively.

     The Venture is charged interest at a rate which approximates the General Partner's weighted average cost of borrowing on any amounts due the General Partner. No interest was charged to the Venture by the General Partner in 1997 and 1996. Total interest charged to the Venture by the General Partner was $220,743 in 1995.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     The Venture receives programming from Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country, Inc. and Product Information Network, all of which are affiliates of the General Partner.

     Payments to Superaudio totaled $118,032, $116,710 and $135,861 in 1997, 1996 and 1995, respectively. Payments to Knowledge TV, Inc. totaled $131,277, $126,665 and $145,598 in 1997, 1996 and 1995, respectively. Payments to Jones Computer Network, Ltd., whose service was discontinued in April 1997, totaled $85,543, $248,044 and $283,339 in 1997, 1996 and 1995, respectively. Payments to Great American Country, Inc., which initiated service in 1996, totaled $131,863 and $141,753 in 1997 and 1996, respectively.

     The Venture receives a commission from Product Information Network based on a percentage of advertising sales and number of subscribers. Product Information Network paid commissions to the Venture totaling $199,997, $191,011 and $212,844 in 1997, 1996 and 1995, respectively.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:

                                                 December 31,
                                       -----------------------------
                                            1997           1996
                                       -------------    ------------

 Cable distribution system             $ 199,967,191    $182,058,124
 Equipment and tools                       5,483,657       4,853,010
 Office furniture and equipment            2,842,973       2,189,497
 Buildings                                 5,925,072       5,925,072
 Vehicles                                  3,019,282       2,345,643
 Land                                        950,970         950,970
                                       -------------    ------------
                                         218,189,145     198,322,316
 Less-accumulated depreciation          (113,368,132)    (95,040,023)
                                       -------------    ------------
                                       $ 104,821,013    $ 103,282,293
                                       =============    =============

(5)   DEBT
      ----

 Debt consists of the following:
                                                December 31,
                                       -----------------------------
                                            1997             1996
                                       -------------    ------------
  Lending institutions-
   Revolving credit and term loan      $  95,630,620    $ 82,130,620
   Senior secured notes                   47,479,874      55,393,187

  Capital lease obligations                1,197,968         822,071
                                       -------------    ------------

                                       $ 144,308,462    $138,345,878
                                       =============    ============

       The Venture's debt arrangements at December 31, 1997 consisted of $47,479,874 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture.

       The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes require payments of interest and accelerating principal through maturity, payable semi-annually in March and September. Semi-annual principal payments of $3,956,656 were made in March and September 1997, respectively. These payments were funded from cash on hand, cash generated from operations and borrowings from the Venture's credit facility. A scheduled principal payment of $5,934,984 will be made on March 31, 1998 and a similar payment is due September 30, 1998. However, upon the sale of the Albuquerque System, the Senior Notes will be repaid in full together with a make whole premium plus accrued interest.

       The balance outstanding on the Venture's $120,000,000 credit facility at December 31, 1997 was $95,630,620, leaving $24,369,380 available for future needs. Upon the sale of the Albuquerque System, pursuant to an amendment to the Venture's credit facility, the Venture will repay a portion of the then outstanding balance of the credit facility and reduce the commitment to $55,000,000. At the Venture's option, the credit facility will be payable in full on December 31, 1999 or will convert to a term loan that matures on December 31, 2004 payable in consecutive quarterly amounts. Interest on the credit facility is at the Venture's option of the London Interbank Offered Rate plus .875 percent, the Prime Rate or the Certificate of Deposit Rate plus 1 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of December 31, 1997 and 1996 were 6.91 percent and 6.90 percent, respectively.

       During 1996, the Venture incurred costs associated with renegotiating its debt arrangements. These costs were capitalized and are being amortized using the straight-line method over the life of the debt agreements.

       At December 31, 1997, the carrying amount of the Venture's long-term debt did not differ significantly from the estimated fair value of the financial instruments. The fair value of the Venture's long-term debt is estimated based on the discounted amount of future debt service payments using rates of borrowing for a liability of similar risk.

(6)    INCOME TAXES
       ------------

       Income taxes have not been recorded in the accompanying financial statements because they accrue directly to the partners. The federal and state income tax returns of the Venture are prepared and filed by the General Partner.

       The Venture's tax returns, the qualification of the Venture as such for tax purposes, and the amount of distributable income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes with respect to the Venture's qualification as such, or in changes with respect to the Venture's recorded income or loss, the tax liability of the general and limited partners would likely be changed accordingly.

       Taxable losses reported to the partners is different from that reported in the statements of operations due to the difference in depreciation allowed under generally accepted accounting principles and the expense allowed for tax purposes under the Modified Accelerated Cost Recovery System (MACRS). There are no other significant differences between taxable income or losses and the losses reported in the consolidated statements of operations.

(7)    COMMITMENTS AND CONTINGENCIES
       -----------------------------

       Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $384,610, $373,169 and $331,963, respectively, for the years ended December 31, 1997, 1996 and 1995. Minimum commitments under operating leases for the five years in the period ending December 31, 2002 and thereafter are as follows:

                  1998             $534,693
                  1999              398,715
                  2000              345,765
                  2001              345,046
                  2002              341,700
                  Thereafter        569,500
                                   --------

                                 $2,535,419
                                  =========

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

Supplementary profit and loss information is presented below:

                                                          For the Year Ended December 31,
                                                     ---------------------------------------
                                                          1997         1996          1995
                                                     -----------   -----------   -----------

Maintenance and repairs                              $   734,011   $ 1,104,878   $ 1,182,963
                                                     ===========   ===========   ===========

Taxes, other than income
 and payroll taxes                                   $   873,053   $   895,669   $ 1,286,357
                                                     ===========   ===========   ===========

Advertising                                          $ 1,288,316   $ 1,183,565   $ 1,298,497
                                                     ===========   ===========   ===========

Depreciation of property,
  plant and equipment                                $18,824,685   $15,727,639   $20,285,166
                                                     ===========   ===========   ===========

Amortization of intangible
 assets                                              $ 3,012,566   $ 6,265,907   $ 6,381,569
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

Glenn R. Jones                  68   Chairman of the Board and Chief Executive
                                     Officer
James B. O'Brien                48   President and Director
Ruth E. Warren                  48   Group Vice President/Operations
Kevin P. Coyle                  46   Group Vice President/Finance
Christopher J. Bowick           42   Group Vice President/Technology
Cheryl M. Sprague               45   Group Vice President/Human Resources
Cynthia A. Winning              46   Group Vice President/Marketing
Elizabeth M. Steele             46   Vice President/General Counsel/Secretary
Larry W. Kaschinske             37   Vice President/Controller
Robert E. Cole                  65   Director
William E. Frenzel              69   Director
Josef J. Fridman                52   Director
Donald L. Jacobs                59   Director
Robert Kearney                  61   Director
James J. Krejci                 56   Director
Raphael M. Solot                64   Director
Howard O. Thrall                50   Director
Siim A. Vanaselja               41   Director
Sanford Zisman                  58   Director
Robert B. Zoellick              44   Director

          Mr. Glenn R. Jones has served as Chairman of the Board of Directors and Chief Executive Officer of the General Partner since its formation in 1970, and he was President from June 1984 until April 1988. Mr. Jones is the sole shareholder, President and Chairman of the Board of Directors of Jones International, Ltd. He is also Chairman of the Board of Directors of the subsidiaries of the General Partner and of certain other affiliates of the General Partner. Mr. Jones has been involved in the cable television business in various capacities since 1961, and he is a member of the Board of Directors and of the Executive Committee of the National Cable Television Association. In addition, Mr. Jones is a member of the Board of Education Council of the National Alliance of Business. Mr. Jones is also a founding member of the James Madison Council of the Library of Congress. Mr. Jones has been the recipient of several awards including: the Grand Tam Award in 1989, the highest award from the Cable Television Administration and Marketing Society; the President's Award from the Cable Television Public Affairs Association in recognition of Jones International's educational efforts through Mind Extension University (now Knowledge TV); the Donald G. McGannon Award for the advancement of minorities and women in cable from the United Church of Christ Office of Communications; the STAR Award from American Women in Radio and Television, Inc. for exhibition of a commitment to the issues and concerns of women in television and radio; the Cableforce 2000 Accolade awarded by Women in Cable in recognition of the General Partner's innovative employee programs; the Most Outstanding Corporate Individual Achievement Award from the International Distance Learning Conference for his contributions to distance education; the Golden Plate Award from the American Academy of Achievement for his advances in distance education; the Man of the Year named by the Denver chapter of the Achievement Rewards for College Scientists; and in 1994 Mr. Jones was inducted into Broadcasting and Cable's Hall of Fame.

          Mr. James B. O'Brien, the General Partner's President, joined the General Partner in January 1982. Prior to being elected President and a Director of the General Partner in December 1989, Mr. O'Brien served as a division manager, director of operations planning/assistant to the CEO, Fund Vice President and Group Vice President/Operations. Mr. O'Brien was appointed to the General Partner's Executive Committee in August 1993. As President, he is responsible for the day-to-day operations of the cable television systems managed and owned by the General Partner. Mr. O'Brien is a board member of Cable Labs, Inc., the research arm of the U.S. cable television industry. He also serves as the Chairman of the Board of Directors of the Cable Television Administration and Marketing Association and as a director and a member of the Executive Committee of the Walter Kaitz Foundation, a foundation that places people of ethnic minority groups in positions with cable television systems, networks and vendor companies.

          Ms. Ruth E. Warren joined the General Partner in August 1980 and has served in various operational capacities, including system marketing manager, director of marketing, assistant division manager, regional vice president and Fund Vice President, since then. Ms. Warren was elected Group Vice President/Operations of the General Partner in September 1990.

          Mr. Kevin P. Coyle joined The Jones Group, Ltd. in July 1981 as Vice President/Financial Services. In September 1985, he was appointed Senior Vice President/Financial Services. He was elected Treasurer of the General Partner in August 1987, Vice President/Treasurer in April 1988 and Group Vice President/Finance and Chief Financial Officer in October 1990.

          Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Prior to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989. Mr. Bowick also has served since 1995 as President of Jones Futurex, Inc., a wholly owned subsidiary of the General Partner that manufacturers and markets data encryption products.

          Ms. Cheryl M. Sprague joined the General Partner in November 1997 as Group Vice President/Human Resources. Prior to November 1997 and since December 1995, Ms. Sprague served as Director, Human Resources for Westmoreland Coal Company, where she was responsible for human resources management for said company and three of its subsidiaries. From October 1993 to December 1995, Ms. Sprague served as President of Peak Executive Resources, where she provided consulting services in organizational development and human resources to businesses experiencing organizational transition. From April 1992 to October 1993, Ms. Sprague was Vice President, Human Resources for Penrose-St. Francis Healthcare System, where she was responsible for management of all human resources activities. Mr. Sprague serves as an adjunct instructor at Regis University and has earned the professional designation as a Senior Professional in Human Resources from the Society for Human Resource Management and its affiliate, the Human Resources Certification Board. Ms. Sprague is a past president of the Colorado Human Resource Association and was named by that association as the Colorado Human Resources Administrator of the Year in 1986. Ms. Sprague also serves as a director on the Area VI Board for the Society for Human Resource Management.

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

          Mr. Josef J. Fridman was appointed a Director of the General Partner in February 1998. Mr. Fridman is senior vice-president, law and corporate secretary of BCE Inc., Canada's largest telecommunications company. He joined Bell Canada in May 1969 as an accounting assistant. He became a solicitor in the law department in September 1971, and assistant vice-president taxes in August 1974. In July 1978, he was named assistant vice-president, corporate performance operations, and in July 1979, assistant general counsel at Bell Canada headquarters. Mr. Fridman was appointed general counsel of BCE Inc. in May 1983, vice-president and general counsel in March 1985 and has held his current position since January 1991. Mr. Fridman's directorships include NewTel Enterprises Limited, NewTel Communications Inc., Telebec Itee, BCI Telecom Holding Inc. and BCE Corporation Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar Association.

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

          Mr. Robert Kearney was appointed a director of the General Partner in July 1997. Mr. Kearney is a retired executive officer of Bell Canada. Prior to his retirement in December 1993, Mr. Kearney was the President and Chief Executive Officer of Bell Canada. He served as Chairman of BCE Canadian Telecom Group in 1994 and as Deputy Chairman of BCI Management Limited in 1995. During his career, Mr. Kearney served in a variety of capacities in the Canadian, American and International Standards organizations, and he has served on several corporate, professional and civic boards.

          Mr. James J. Krejci is President and CEO of Imagelink Technologies, Inc., a privately financed company with leading technology in the desktop or personal computer videoconferencing market. Prior to joining Imagelink Technologies in July 1996, Mr. Krejci was President of the International Division of International Gaming Technology, the world's largest gaming equipment manufacturer, with headquarters in Reno, Nevada. Prior to joining IGT in May 1994, Mr. Krejci was Group Vice President of Jones International, Ltd. and was Group Vice President of the General Partner. He also served as an officer of subsidiaries of Jones International, Ltd. until leaving the General Partner in May 1994. Mr. Krejci started his career as an electronics research engineer with the Allen-Bradley Company, then moved to the 3M Company, General Electric and Becton Dickinson until March 1985 when he joined Jones International, Ltd. Mr. Krejci has been a director of the General Partner since August 1987.

          Mr. Raphael M. Solot was appointed a Director of the General Partner in March 1996. Mr. Solot is an attorney and has practiced law for 34 years with an emphasis on franchise, corporate and partnership law and complex litigation.

          Mr. Howard O. Thrall was appointed a Director of the General Partner in March 1996. Mr. Thrall had previously served as a Director of the General Partner from December 1988 to December 1994. Mr. Thrall is a management and international marketing consultant, having active assignments with First National Net, Inc., LEP Technologies, Cheong Kang Associates (Korea), Aero Investment Alliance, Inc. and Western Real Estate Partners, among others. From September 1993 through July 1996, Mr. Thrall served as Vice President of Sales, Asian Region, for World Airways, Inc. headquartered at the Washington Dulles International Airport. From 1984 until August 1993, Mr. Thrall was with the McDonnell Douglas Corporation, where he concluded as a Regional Vice President, Commercial Marketing with the Douglas Aircraft Company subsidiary.

          Mr. Siim A. Vanaselja was appointed a Director of the General Partner in August 1996. He is the Chief Financial Officer of BCI Telecom Holding Inc. Mr. Vanaselja joined BCE Inc., Canada's largest telecommunications company, in February 1994 as Assistant Vice-President, International Taxation. In June 1994, he was appointed Assistant Vice-President and Director of Taxation, and in February 1995, Mr. Vanaselja was appointed Vice-President, Taxation. On August 1, 1996, Mr. Vanaselja was appointed the Chief Financial Officer of Bell Canada International Inc., a subsidiary of BCE Inc. Prior to joining BCE Inc. and since August 1989, Mr. Vanaselja was a partner in the Toronto office of KPMG Peat Marwick Thorne. Mr. Vanaselja has been a member of the Institute of Chartered Accountants of Ontario since 1982 and is a member of the Canadian Tax Foundation, the Tax Executives Institute and the International Fiscal Association.

          Mr. Sanford Zisman was appointed a director of the General Partner in June 1996. Mr. Zisman is a principal in the law firm of Zisman & Ingraham, P.C. of Denver, Colorado and he has practiced law for 32 years, specializing in the areas of tax, business and estate planning and probate administration. Mr. Zisman was a member of the Board of Directors of Saint Joseph Hospital, the largest hospital in Colorado, serving at various times as Chairman of the Board, Chairman of the Finance Committee and Chairman of the Strategic Planning Committee. Since 1982, he has also served on the Board of Directors of Maxim Series Fund, Inc., a subsidiary of Great-West Life Assurance Company.

          Mr. Robert B. Zoellick was appointed a Director of the General Partner in April 1995. Mr. Zoellick is the John M. Olin Professor at the U.S. Naval Academy for the 1997-1998 term. From 1993 through 1997, he was an Executive Vice President at Fannie Mae, a federally chartered and stockholder-owned corporation that is the largest housing finance investor in the United States. From August 1992 to January 1993, Mr. Zoellick served as Deputy Chief of Staff of the White House and Assistant to the President. From May 1991 to August 1992, Mr. Zoellick served concurrently as the Under Secretary of State for Economic and Agricultural Affairs and as Counselor of the Department of State, a post he assumed in March 1989. From 1985 to 1988, Mr. Zoellick served at the Department of Treasury in a number of capacities, including Counselor to the Secretary. Mr. Zoellick currently serves on the boards of Alliance Capital and Said Holdings.

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


     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
     ----------------------------------------------------------------------

          As of January 16, 1998, no person or entity owned more than 5% of the limited partnership interests of the Partnership.


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

TRANSACTIONS WITH THE GENERAL PARTNER

          The General Partner charges the Venture a 5% management fee, and the General Partner is reimbursed for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel, rent, data processing services and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Allocations of personnel costs are based primarily on actual time spent by employees of the General Partner with respect to each partnership managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses.

          The General Partner from time to time also advances funds to the Venture and charges interest on the balance payable. The interest rate charged approximates the General Partner's weighted average cost of borrowing.

TRANSACTIONS WITH AFFILIATES

          Knowledge TV, Inc., a company owned 67% by Jones Education Group, Ltd., 7% by Mr. Jones and 26% by the General Partner, operates the television network JEC Knowledge TV. JEC Knowledge TV provides programming related to computers and technology; business, careers and finance; health and wellness; and global culture and languages. Knowledge TV. Inc. sells its programming to the cable television systems owned by the Venture.

          Jones Computer Network, Ltd., a wholly owned subsidiary of Jones Education Group, Ltd., a company owned 64% by Jones International, Ltd., 16% by the General Partner, 12% by BCI and 8% by Mr. Jones, operated the television network Jones Computer Network. This network provided programming focused primarily on computers and technology. Jones Computer Network sold its programming to the cable television systems owned by the Venture. Jones Computer Network, Ltd. terminated its programming in April 1997.

          The Great American Country network provides country music video programming to the cable television systems owned by the Venture. This network, owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, commenced service in 1996 in the cable television systems owned by the Venture.

          Jones Galactic Radio, Inc. is a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner. Superaudio, a joint venture between Jones Galactic Radio, Inc. and an unaffiliated entity, provides audio programming to the cable television systems owned by the Venture.

          The Product Information Network Venture (the "PIN Venture") is a venture among a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, and two unaffiliated cable system operators. The PIN Venture operates the Product Information Network ("PIN"), which is a 24-hour network that airs long-form advertising generally known as "infomercials." The PIN Venture generally makes incentive payments of approximately 60% of its net advertising revenue to the cable systems that carry its programming. The Venture's systems carry PIN for all or part of each day. Revenues received by the Venture from the PIN Venture relating to the Venture's owned cable television systems totaled approximately $199,997 for the year ended December 31, 1997.

          The charges to the Venture for related party transactions are as follows for the periods indicated:

                                                      For the Year Ended December 31,
                                                     --------------------------------
Cable TV Fund 12-BCD                                 1997          1996          1995
--------------------                                 ----          ----          ----
Management fees                                   $4,133,751    $4,118,188    $5,069,985
Allocation of expenses                            $4,615,841     5,491,265     7,183,663
Interest expense                                           0             0       220,743
Amount of advances outstanding                             0             0     4,198,739
Highest amount of advances outstanding                     0             0     4,574,572
Programming fees:
          Knowledge TV, Inc.                         131,277       126,665       145,598
          Jones Computer Network, Ltd.                85,543       248,044       283,339
          Great American Country                     131,863       141,753             0
          Superaudio                                 118,032       116,710       135,861

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

      10.2.1        Note Purchase Agreement dated as of March 31, 1992 between
                    Cable TV Fund 12-BCD Venture and the Noteholders (6)

      10.2.2        Amendment No. 1 dated as of March 31, 1994 to the Note
                    Purchase Agreement dated as of March 31, 1992 between Cable
                    TV Fund 12-BCD Venture and the Noteholders (6)

      10.2.3        Amendment No. 2 dated as of September 30, 1994 to the Note
                    Purchase Agreement dated as of March 31, 1992 between Cable
                    TV Fund 12-BCD Venture and the Noteholders (6)

      10.2.4        Amendment No. 3 dated as of February 12, 1996 to the Note
                    Purchase Agreement dated as of March 31, 1992 between Cable
                    TV Fund 12-BCD Venture and the Noteholders (6)

      10.2.5        Second Amended and Restated Credit Agreement by and among
                    Cable TV Fund 12-BCD Venture, various banks, Corestates
                    Bank, N.A. and Societe Generale, as Managing Agents and
                    Corestates Bank, N.A., as Administrative Agent dated
                    February 12, 1996. (6)

      10.3.1        Purchase and Sale Agreement (Albuquerque) dated as of July
                    28, 1997 between Cable TV Fund 12-BCD Venture and Jones
                    Intercable, Inc. (7)

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

   (6)        Incorporated by reference from the Annual Report on Form 10-
              K for fiscal year ended December 31, 1995 of Cable TV Fund
              12-B, Ltd. (Commission File No. 0-13807)

   (7)        Incorporated by reference from the Registrant's Preliminary
              Proxy Statement (Commission File No. 0-13807) filed with the
              SEC on 10/2/97.

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

                                  CABLE TV FUND 12-B, LTD.
                                  a Colorado limited partnership
                                  By:      Jones Intercable, Inc.

                                  By:      /s/ Glenn R. Jones
                                           ------------------
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
Dated:    March 2, 1998                    Executive Officer



          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  By:      /s/ Glenn R. Jones
                                           ------------------
                                           Glenn R. Jones
                                           Chairman of the Board and Chief
                                           Executive Officer
Dated:    March 2, 1998                    (Principal Executive Officer)


                                  By:      /s/ Kevin P. Coyle
                                           ------------------
                                           Kevin P. Coyle
                                           Group Vice President/Finance
Dated:    March 2, 1998                    (Principal Financial Officer)


                                  By:      /s/ Larry Kaschinske
                                           --------------------
                                           Larry Kaschinske
                                           Vice President/Controller
Dated:    March 2, 1998                    (Principal Accounting Officer)


                                  By:      /s/ James B. O'Brien
                                           --------------------
                                           James B. O'Brien
Dated:    March 2, 1998                    President and Director


                                  By:      /s/ Robert E. Cole
                                           ------------------
                                           Robert E. Cole
Dated:    March 2, 1998                    Director


                                  By:      /s/ William E. Frenzel
                                           ----------------------
                                           William E. Frenzel
Dated:    March 2, 1998                    Director

                                  By:
                                           --------------------
                                           Josef J. Fridman
Dated:    March 2, 1998                    Director

                                  By:
                                           --------------------
                                           Donald L. Jacobs
Dated:    March 2, 1998                    Director


                                  By:      /s/ Robert Kearney
                                           ------------------
                                           Robert Kearney
Dated:    March 2 1998                     Director


                                  By:      /s/ James J. Krejci
                                           -------------------
                                           James J. Krejci
Dated:    March 2, 1998                    Director


                                  By:      /s/ Raphael M. Solot
                                           --------------------
                                           Raphael M. Solot
Dated:    March 2, 1998                    Director


                                  By:      /s/ Howard O. Thrall
                                           --------------------
                                           Howard O. Thrall
Dated:    March 2, 1998                    Director


                                  By:
                                           ---------------------
                                           Siim A. Vanaselja
Dated:    March 2, 1998                    Director


                                  By:      /s/ Sanford Zisman
                                           ------------------
                                           Sanford Zisman
Dated:    March 2, 1998                    Director


                                  By:      /s/ Robert B. Zoellick
                                           ----------------------
                                           Robert B. Zoellick
Dated:    March 2, 1998                    Director