Form 10-K405/A
period 1997-12-31
CABLE TV FUND 12-B LTD
filed 1998-04-20
CIK 774557

                               FORM 10-K/A NO. 1
                      SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended December 31, 1997
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from _______ to ______

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

     Yes     x                                                 No ___
            ---

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

          Following are the franchises held by the Venture relating to the Systems and the expiration date of each franchise:

ALBUQUERQUE SYSTEM                                   PALMDALE SYSTEM
------------------                                   ----------------
Bernalillo County                   08/05/2011       Edwards AFB                            09/30/2004
City of Albuquerque                 09/01/1999       City of Lancaster                      05/04/2001
Kirtland AFB                        10/01/1999       Los Angeles County                     10/29/2005
Sandoval County                     03/03/2002       Los Angeles County-Green Valley/       10/29/2005
Town of Bernalillo                  08/17/2001       Elizabeth Lake/Leona Valley
Valencia County                     01/21/2000       City of Palmdale                       02/13/2007
Village of Bosque Farms             10/13/1999
Village of Corrales                 04/20/2006
Village of Los Ranchos              05/14/2011


          The Venture's franchises provide for the payment of fees to the issuing authorities and generally range from 3% to 5% of the gross revenues of a cable television system. The 1984 Cable Act prohibits franchising authorities from imposing annual franchise fees in excess of 5% of gross revenues and also permits the cable television system operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances.

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

                              ITEM 2.  PROPERTIES
                              -------------------

     The cable television systems owned by the Venture are described below:

             Ownership                              SYSTEM                  ACQUISITION DATE
             ---------                              -------                 ----------------
Cable TV Fund 12-B, Ltd., Cable TV         Palmdale System                  April 1986
 Fund 12-C, Ltd. and Cable TV Fund         Albuquerque System               August 1986
 12-D, Ltd. own a 9%, 15% and 76%
 interest, respectively, through
 their interest in Cable TV Fund
 12-BCD Venture

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

                                                                       At December 31,
                                                    ----------------------------------------------------
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


                                                                       At December 31,
                                                    ----------------------------------------------------
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

                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

       David Hirsch, Marty, Inc. Pension Plan (By its Trustee and Beneficiary,
       -----------------------------------------------------------------------
Martin Ury) and Jonathan Fussner and Eileen Fussner, derivatively on behalf of
------------------------------------------------------------------------------
Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd.
-------------------------------------------------------------------------------
v. Jones Intercable, Inc. (Arapahoe County District Court, Colorado, Case No.
-------------------------
96-CV-1800, Division 3).

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

       The plaintiffs in the Cohen and Cordova actions have not specified the
                             -----     -------
requested relief in quantitative terms. The plaintiffs have requested that (i) the court determine what is a reasonable late fee under applicable law, (ii) the court order Jones Intercable, Inc. and its affiliates that own and operate cable television systems to reduce their late payment penalties to such level going forward and (iii) the court require Jones Intercable, Inc. and its affiliates that own and operate cable television systems to refund all late fee payments in excess of the "reasonable amount" paid by subscribers, subject to the applicable statutes of limitations. The plaintiff in the Cordova case also seeks treble damages for New Mexico subscribers based on alleged violations of the Deceptive Practices Act. The General Partner currently is opposing plaintiff's motion to certify a nationwide class in the Cohen case, and the General Partner does not
                                  -----
expect a trial on the merits of the cases until sometime in 1999. Given the preliminary status of these cases, the General Partner cannot predict whether the Venture or the Partnership will have any material financial obligation to the plaintiffs or whether this litigation will have an adverse effect on the distributions to be made to the limited partners of the Partnership.


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

Item 6.  Selected Financial Data
--------------------------------



                                                              For the Year Ended December 31,
                                        ----------------------------------------------------------------------------
Cable TV Fund 12-B, Ltd.                    1997            1996             1995           1994           1993
------------------------                -------------  ---------------  --------------  -------------  -------------
Revenues                                $          -   $          -      $ 24,308,934   $ 26,956,006   $ 26,975,209
Depreciation and Amortization                      -              -         8,263,976      9,380,877      8,897,796
Operating Income                                   -              -           602,125        249,558      1,816,948
Equity in Net Income (Loss) of Cable
    Television Joint Venture                (440,479)     5,722,705        (1,021,236)    (1,182,039)    (1,063,449)
Net Income (Loss)                           (440,479)     5,722,705(b)      89,473,978 (a)(3,368,245)    (1,463,979)
Net Income (Loss) per Limited
    Partnership Unit                           (3.93)         40.47(b)      682.72 (a)        (30.03)        (13.05)
Weighted Average Number of Limited
    Partnership Units Outstanding            111,035        111,035           111,035        111,035        111,035
General Partner's Capital (Deficit)         (193,733)      (189,328)          143,472       (304,152)      (270,470)
Limited Partners' Capital (Deficit)       (2,343,055)    (1,906,981)       (1,699,774)    17,673,872     21,008,435
Total Assets                                  55,348         55,348         1,269,060     60,347,311     66,085,025
Debt                                               -              -                 -     39,959,041     43,831,074
General Partner Advances                           -              -                 -        112,495        163,266


                                                               For the Year Ended December 31,
                                        ---------------------------------------------------------------------------
Cable TV Fund 12-BCD Venture                 1997          1996              1995           1994           1993
----------------------------            ------------   ------------      ------------   ------------   ------------

Revenues                                $ 82,675,018   $ 82,363,752      $101,399,697   $ 92,823,076   $ 89,131,530
Depreciation and Amortization             21,837,251     22,142,809        26,666,735     24,809,654     25,772,299
Operating Income                           6,129,688      1,880,308         4,127,622        289,904        779,887
Net Income (Loss)                         (4,798,248)    62,338,836(b)    (11,124,567)   (12,876,242)   (11,584,416)
Partners' Capital (Deficit)              (27,189,730)   (22,391,482)      (29,730,318)   (18,605,751)    (5,729,509)
Total Assets                             124,269,504    120,899,336       163,486,029    170,675,914    169,670,552
Debt                                     144,308,462    138,345,878       180,770,267    180,402,748    167,698,697
Jones Intercable, Inc. Advances                    -              -         4,198,739        616,810        188,430

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

     For the year ended December 31, 1997, the Venture generated net cash from operating activities totaling $14,131,916, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled approximately $19,866,800 during 1997. Capital expenditures in the Albuquerque System totaled $13,076,679. Of the Albuquerque System's capital expenditures, approximately 39 percent was for service drops to subscribers' homes, approximately 38 percent was for cable plant extensions and the remainder was for other capital expenditures to maintain the value of the Albuquerque System. Capital expenditures in the Palmdale System totaled $6,790,121. Of the Palmdale System's capital expenditures, approximately 31 percent was for service drops to subscribers' homes, approximately 18 percent was for cable plant extensions, approximately 16 percent was for premium service converters and the remainder was for other capital expenditures to maintain the value of the Palmdale System. These capital expenditures were funded primarily from cash on hand, cash generated from operations and borrowings from the Venture's credit facility. Budgeted capital expenditures for 1998 are approximately $12,682,500. Budgeted capital expenditures in the Albuquerque System are approximately $7,777,800, of which approximately 31 percent is for service drops to customers' homes, approximately 32 percent is for cable plant extensions and the remainder relates to other capital expenditures to maintain the value of the Albuquerque System. Budgeted capital expenditures in the Palmdale System are approximately $4,904,700, of which 48 percent is for service drops to subscribers' homes, approximately 20 percent is for cable plant extensions and the remainder is for other capital expenditures to maintain the value of the Palmdale System. Depending upon the timing of the closing of the sale of the Venture's systems, the Venture will make only the portion of the budgeted capital expenditures scheduled to be made during the Venture's continued ownership of its systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

     The Venture's debt arrangements at December 31, 1997 consisted of $47,479,874 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and the credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture. The Senior Notes and the credit facility contain certain financial covenants. The most restrictive of these covenants is that the ratio of debt to annualized cash flow will not exceed 4.5 to 1. The Venture was in compliance with all covenants at December 31, 1997.

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

Cable TV Fund 12-BCD Venture -
----------------------------

     As a result of the sale of the Tampa System in February 1996, the following discussion of the Venture's results of operations, through operating income, pertains only to the results of operations of the Albuquerque System and the Palmdale System for the periods discussed. Results of operations of each system for 1997 and 1996 are summarized below:


                                                               Albuquerque System
                                              ----------------------------------------------------
                                                 1997         1996        Inc(Dec)    % Inc/(Dec)
                                              -----------  -----------  ------------  ------------
     Revenues                                 $52,784,567  $49,487,923  $ 3,296,644            7%

     Costs and expenses
      Operating expenses                       29,842,290   28,754,334    1,087,956            4%
                                              -----------  -----------  -----------

     Operating cash flow                       22,942,277   20,733,589    2,208,688           11%

     Management fees and allocated
      overhead from Jones Intercable, Inc.      5,583,053    5,804,631     (221,578)          (4%)
     Depreciation and amortization             15,440,702   12,922,479    2,518,223           19%
                                              -----------  -----------  -----------

     Operating income                         $ 1,918,522  $ 2,006,479  $   (87,957)          (4%)
                                              ===========  ===========  ===========

                                                                Palmdale System
                                             ---------------------------------------------------
                                                     1997         1996  Inc(Dec)      % Inc/(Dec)
                                              -----------  -----------  -----------   ----------

     Revenues                                 $29,890,451  $27,990,637  $ 1,899,814            7%

     Costs and expenses
      Operating expenses                       16,116,197   15,524,050      592,147            4%
                                              -----------  -----------  -----------

     Operating cash flow                       13,774,254   12,466,587    1,307,667           10%

     Management fees and allocated
      overhead from Jones Intercable, Inc.      3,166,539    3,227,757      (61,218)          (2%)
     Depreciation and amortization              6,396,549    8,228,592   (1,832,043)         (22%)
                                              -----------  -----------  -----------

     Operating income                         $ 4,211,166  $ 1,010,238  $ 3,200,928          317%
                                              ===========  ===========  ===========

                                                                    Total
                                              --------------------------------------------------
                                                  1997         1996       Inc(Dec)    % Inc/(Dec)
                                              -----------  -----------  -----------   ----------

     Revenues                                 $82,675,018  $77,478,560  $ 5,196,458            7%

     Costs and expenses
      Operating expenses                       45,958,487   44,278,384    1,680,103            4%
                                              -----------  -----------  -----------

     Operating cash flow                       36,716,531   33,200,176    3,516,355           11%

     Management fees and allocated
      overhead from Jones Intercable, Inc.      8,749,592    9,032,388     (282,796)          (3%)
     Depreciation and amortization             21,837,251   21,151,071      686,180            3%
                                              -----------  -----------  -----------

     Operating income                         $ 6,129,688  $ 3,016,717  $ 3,112,971          103%
                                              ===========  ===========  ===========

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
                                                                 ============    ============

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
-------------------------------------------

LIABILITIES:
  Loss in excess of investment in cable television
    joint venture                                                   2,592,136       2,151,657
                                                                 ------------    ------------

          Total liabilities                                         2,592,136       2,151,657
                                                                 ============    ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                                 1,000           1,000
    Distributions                                                 (14,782,875)    (14,782,875)
    Accumulated earnings                                           14,588,142      14,592,547
                                                                 ------------    ------------

                                                                     (193,733)       (189,328)
                                                                 ------------    ------------

  Limited Partners-
    Net contributed capital (111,035 units outstanding at
      December 31, 1997 and 1996)                                  47,645,060      47,645,060
    Distributions                                                 (99,879,837)    (99,879,837)
    Accumulated earnings                                           49,891,722      50,327,796
                                                                 ------------    ------------

                                                                   (2,343,055)     (1,906,981)
                                                                 ------------    ------------

          Total liabilities and partners' capital (deficit)      $     55,348    $     55,348
                                                                 ============    ============

                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                                                                     For the Year Ended December 31,
                                                                      --------------------------------------------------------------

                                                                          1997                     1996                     1995
                                                                      -----------               -----------             ------------


REVENUES                                                               $       -                $        -              $24,308,934

COSTS AND EXPENSES:
  Operating expenses                                                           -                         -               12,587,594
  Management fees and allocated overhead from
    General Partner                                                            -                         -                2,855,239
  Depreciation and amortization                                                -                         -                8,263,976
                                                                       ---------                ----------              -----------

OPERATING INCOME                                                               -                         -                  602,125
                                                                       ---------                ----------              -----------

OTHER INCOME (EXPENSE):
  Interest expense                                                             -                         -               (2,160,430)

  Gain on sale of cable television system                                      -                         -               91,692,928

  Other, net                                                                   -                         -                  360,591
                                                                       ---------                ----------              -----------

                     Total other income (expense), net                         -                         -               89,893,089
                                                                       ---------                ----------              -----------

INCOME BEFORE EQUITY IN NET INCOME (LOSS)
  OF CABLE TELEVISION JOINT VENTURE                                            -                         -               90,495,214

EQUITY IN NET INCOME (LOSS) OF CABLE
  TELEVISION JOINT VENTURE                                              (440,479)                5,722,705               (1,021,236)

                                                                       ---------                ----------              -----------

NET INCOME (LOSS)                                                      $(440,479)               $5,722,705              $89,473,978
                                                                       =========                ==========              ===========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                                      $  (4,405)               $1,229,450              $13,668,249
                                                                       =========                ==========              ===========

  Limited Partners                                                     $(436,074)               $4,493,255              $75,805,729
                                                                       =========                ==========              ===========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                                     $   (3.93)               $    40.47              $    682.72
                                                                       =========                ==========              ===========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                                          111,035                   111,035                  111,035
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

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------

                                                      For the Year Ended December 31,
                                             -------------------------------------------------
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

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                     For the Year Ended December 31,
                                                                      --------------------------------------------------------------

                                                                          1997                     1996                     1995
                                                                      -----------               -----------             ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                   $(440,479)                $ 5,722,705           $  89,473,978
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                           -                           -               8,263,976
      Equity in net income (loss) of cable  television
        joint venture                                                   440,479                  (5,722,705)              1,021,236
      Gain on sale of cable television system                                 -                           -             (91,692,928)
      Decrease (increase) in receivables                                      -                   1,064,238                (203,991)
      Decrease (increase) in deposits, prepaid expenses
        and deferred charges                                                  -                           -                 578,713
      Decrease in trade accounts payable, accrued liabilities
        and subscriber prepayments                                            -                           -              (1,101,929)
      Decrease in amount due General Partner                                  -                           -                (112,495)
                                                                      ---------                 -----------           -------------

                     Net cash provided by operating activities                -                   1,064,238               6,226,560
                                                                      ---------                 -----------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                     -                           -              (4,063,686)
  Proceeds from sale of cable television system                               -                           -             142,618,000
  Distribution from cable television venture                                  -                   5,049,000                       -
                                                                      ---------                 -----------           -------------

                     Net cash provided by investing activities                -                   5,049,000             138,554,314
                                                                      ---------                 -----------           -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                    -                           -                 111,262
  Repayment of debt                                                           -                           -             (40,070,303)
  Distribution to General Partner                                             -                  (1,562,250)            (13,220,625)
  Distributions to Limited Partners                                           -                  (4,700,462)            (95,179,375)
                                                                      ---------                 -----------           -------------

                     Net cash used in financing activities                    -                  (6,262,712)           (148,359,041)
                                                                      ---------                 -----------           -------------

Decrease in cash                                                              -                    (149,474)             (3,578,167)


Cash, beginning of year                                                  55,348                     204,822               3,782,989
                                                                      ---------                 -----------           -------------

Cash, end of year                                                     $  55,348                 $    55,348           $     204,822
                                                                      =========                 ===========           =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                       $       -                 $         -           $   2,423,008
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

     Contributed Capital
     -------------------

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

     The plaintiffs in the Cohen and Cordova actions have not specified the
                           -----     -------
requested relief in quantitative terms. The plaintiffs have requested that (i) the court determine what is a reasonable late fee under applicable law, (ii) the court order Jones Intercable, Inc. and its affiliates that own and operate cable television systems to reduce their late payment penalties to such level going forward and (iii) the court require Jones Intercable, Inc. and its affiliates that own and operate cable television systems to refund all late fee payments in excess of the "reasonable amount" paid by subscribers, subject to the applicable statutes of limitations. The plaintiff in the Cordova case also seeks treble damages for New Mexico subscribers based on alleged violations of the Deceptive Practices Act. The General Partner currently is opposing plaintiff's motion to certify a nationwide class in the Cohen case, and the General Partner does not
                                  -----
expect a trial on the merits of the cases until sometime in 1999. Given the preliminary status of these cases, the General Partner cannot predict whether the Venture or the Partnership will have any material financial obligation to the plaintiffs or whether this litigation will have an adverse effect on the distributions to be made to the limited partners of the Partnership.

(5)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information for the respective years are presented below:

                                                       For the Year Ended December 31,
                                                     -----------------------------------

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



Denver, Colorado,
February 27, 1998.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                                BALANCE SHEETS
                                --------------



                                                                                December 31,
                                                                        ----------------------------
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

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                                BALANCE SHEETS
                                --------------

                                                                December 31,
                                                       -----------------------------
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

                          CABLE TV FUND 12-BCD VENTURE
                          ----------------------------
                            (A General Partnership)

                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                 For the Year Ended December 31,
                                                           ------------------------------------------
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

                          CABLE TV FUND 12-BCD VENTURE
                          ----------------------------
                            (A General Partnership)

                        STATEMENTS OF PARTNERS' DEFICIT
                        -------------------------------


                                          For the Year Ended December 31,
                                   -------------------------------------------
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

                          CABLE TV FUND 12-BCD VENTURE
                          ----------------------------
                            (A General Partnership)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                          For the Year Ended December 31,
                                                                  ---------------------------------------------
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

     The programming fees paid by the Venture to Superaudio, Knowledge TV, Inc., Jones Computer Network, Ltd. and Great American Country (collectively, the "affiliated programming providers") are governed by the terms of the various master programming agreements entered into by and between the General Partner and each of the affiliated programming providers. Generally, with respect to most video programming services, cable operators pay to programmers a monthly license fee per subscriber that is based on a number of factors, including the perceived value of the programming, the size of the cable operator and the level of distribution of the programming service within the cable operator's systems and the other terms and conditions under which the programming is provided. The General Partner negotiates master programming agreements with each programming network distributed on any of its owned or managed cable systems. The Venture pays the same per subscriber rate for all of its programming, including the programming provided by affiliates of the General Partner, as the General Partner pays for the programming it provides on cable television systems that it owns itself, i.e., the General Partner does not receive any markup for programming provided to the Venture under its master programming agreements. The master programming agreements entered into by and between the General Partner and the affiliated programming providers were negotiated by officers of the General Partner with representatives of the affiliated programming providers.

(4)  PROPERTY, PLANT AND EQUIPMENT
     -----------------------------

     Property, plant and equipment as of December 31, 1997 and 1996, consisted of the following:

                                                     December 31,
                                             -----------------------------

                                                  1997           1996
                                             -------------   ------------
          Cable distribution system          $ 199,967,191   $182,058,124
          Equipment and tools                    5,483,657      4,853,010
          Office furniture and equipment         2,842,973      2,189,497
          Buildings                              5,925,072      5,925,072
          Vehicles                               3,019,282      2,345,643
          Land                                     950,970        950,970
                                             -------------   ------------
                                               218,189,145    198,322,316
          Less-accumulated depreciation       (113,368,132)   (95,040,023)
                                             -------------   ------------
                                             $ 104,821,013   $103,282,293
                                             =============   ============

(5)  DEBT
     ----

     Debt consists of the following:

                                                       December 31,
                                             ----------------------------

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

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Office and other facilities are rented under various long-term lease arrangements. Rent paid under such lease arrangements totaled $384,610, $373,169 and $331,963, respectively, for the years ended December 31, 1997, 1996 and 1995. Minimum commitments under operating leases for the five years in the period ending December 31, 2002 and thereafter are as follows:

                         1998           $534,693
                         1999            398,715
                         2000            345,765
                         2001            345,046
                         2002            341,700
                         Thereafter      569,500
                                       ---------

                                      $2,535,419
                                       =========

(8)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:

                                      For the Year Ended December 31,
                                   -------------------------------------

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

     Mr. Christopher J. Bowick joined the General Partner in September 1991 as Group Vice President/Technology and Chief Technical Officer. Prior to joining the General Partner, Mr. Bowick worked for Scientific Atlanta's Transmission Systems Business Division in various technical management capacities since 1981, and as Vice President of Engineering since 1989. Mr. Bowick also has served since 1995 as President of Jones Futurex, Inc., a wholly owned subsidiary of the General Partner that manufactures and markets data encryption products.

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

     Mr. Josef J. Fridman was appointed a Director of the General Partner in February 1998. Mr. Fridman is currently Senior Vice-President, Law and Corporate Secretary of BCE Inc., Canada's largest telecommunications company. Mr. Fridman joined Bell Canada, a wholly owned subsidiary of BCE Inc., in 1969 and has held increasingly senior positions with Bell Canada and BCE Inc. since such time. In March 1998, Mr. Fridman was named Chief Legal Officer of BCE Inc. and Bell Canada. Mr. Fridman's directorships include Telesat Canada, TMI Communications, Inc. Telebec Itee, BCI Telecom Holding Inc. and BCE Corporate Services Inc. He is a member of the Quebec Bar Association, the Canadian, American and International Bar Associations and the Lord Reading Law Society. Mr. Fridman is a governor of the Quebec Bar.

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

     The Great American Country network provides country music video programming to the cable television systems owned by the Venture. This network, owned and operated by Great American Country, Inc., a subsidiary of Jones International Networks, Ltd., an affiliate of the General Partner, commenced service in 1996 in the cable systems owned by the Venture.

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

     The programming fees paid by the Venture to Knowledge TV, Inc., Jones Computer Network, Ltd., Great American Country and Superaudio (collectively, the "affiliated programming providers") are governed by the terms of the various master programming agreements entered into by and between the General Partner and each of the affiliated programming providers. Generally, with respect to most video programming services, cable operators pay to programmers a monthly license fee per subscriber that is based on a number of factors, including the perceived value of the programming, the size of the cable operator and the level of distribution of the programming service within the cable operator's systems and the other terms and conditions under which the programming is provided. The General Partner negotiates master programming agreements with each programming network distributed on any of its owned or managed cable systems. The Venture pays the same per subscriber rate for all of its programming, including the programming provided by affiliates of the General Partner, as the General Partner pays for the programming it provides on cable television systems that it owns itself, i.e., the General Partner does not receive any markup for programming provided to the Venture under its master programming agreements. The master programming agreements entered into by and between the General Partner and the affiliated programming providers were negotiated by officers of the General Partner with representatives of the affiliated programming providers.

     The charges to the Venture for related party transactions are as follows for the periods indicated:

                                                                           For the Year Ended December 31,
                                                                           -------------------------------
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

     (6) Incorporated by reference from the Annual Report on Form 10-K for fiscal year ended December 31, 1995 of Cable TV Fund 12-B, Ltd. (Commission File No. 0-13807)

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

                                   CABLE TV FUND 12-B, LTD.
                                   a Colorado limited partnership
                                   By:  Jones Intercable, Inc.

                                   By:  /s/ Elizabeth M. Steele
                                        -------------------------------
                                        Elizabeth M. Steele
Dated:  April 17, 1998                  Vice President