Form 10-Q
period 1998-03-31
CABLE TV FUND 12-B LTD
filed 1998-05-13
CIK 774557

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998.
                               --------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________.

                       Commission File Number:  0-13807



                           CABLE TV FUND 12-B, LTD.
--------------------------------------------------------------------------------
               Exact name of registrant as specified in charter

Colorado                                                            #84-0969999
-------------------------------------------------------------------------------
State of organization                                    I.R.S. employer I.D. #

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------

                                                 March 31,   December 31,
        ASSETS                                     1998          1997
        ------                                ------------   ------------
CASH                                          $     55,348   $     55,348
                                              ------------   ------------

     Total assets                             $     55,348   $     55,348
                                              ============   ============


   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
   -------------------------------------------

LIABILITIES:
  Loss in excess of investment in cable
     television joint venture                 $  2,717,307   $  2,592,136
                                              ------------   ------------

          Total liabilities                      2,717,307      2,592,136
                                              ------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                              1,000          1,000
    Distributions                              (14,782,875)   (14,782,875)
    Accumulated earnings                        14,586,890     14,588,142
                                              ------------   ------------

                                                  (194,985)      (193,733)
                                              ------------   ------------

  Limited Partners-
    Net contributed capital (111,035 units
      outstanding at March 31, 1998 and
      December 31, 1997)                        47,645,060     47,645,060
    Distributions                              (99,879,837)   (99,879,837)
    Accumulated earnings                        49,767,803     49,891,722
                                              ------------   ------------

                                                (2,466,974)    (2,343,055)
                                              ------------   ------------

          Total liabilities and
            partners' capital (deficit)       $     55,348   $     55,348
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

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1998             1997
                                                      ---------        ---------
EQUITY IN NET LOSS OF CABLE
  TELEVISION JOINT VENTURE                            $(125,171)       $(88,188)
                                                      ---------        --------

NET LOSS                                              $(125,171)       $(88,188)
                                                      =========        ========

ALLOCATION OF NET LOSS:
  General Partner                                     $  (1,252)       $   (882)
                                                      =========        ========

  Limited Partners                                    $(123,919)       $(87,306)
                                                      =========        ========

NET LOSS PER LIMITED PARTNERSHIP UNIT                 $   (1.12)       $   (.79)
                                                      =========        ========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING                         111,035         111,035
                                                      =========        ========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-B. LTD.
                           ------------------------
                            (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         1998             1997
                                                      ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $(125,171)       $(88,188)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Equity in net loss of cable television
      joint venture                                     125,171          88,188
                                                      ---------        --------

          Net cash provided by operating activities        -               -
                                                      ---------        --------

Decrease in cash                                           -               -

Cash, beginning of period                                55,348          55,348
                                                      ---------        --------

Cash, end of period                                   $  55,348        $ 55,348
                                                      =========        ========

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                       $    -           $   -
                                                      =========        ========

           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-B, Ltd. ("Partnership") at March 31, 1998 and December 31, 1997 and its Statements of Operations and Cash Flows for the three month periods ended March 31, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

     The Partnership owns no properties directly. The Partnership owns a 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture owns and operates the cable television systems serving certain areas in and around Albuquerque, New Mexico (the "Albuquerque System") and Palmdale, California (the "Palmdale System").

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture to the General Partner during the three month periods ended March 31, 1998 and 1997 attributable to the Partnership's 9 percent interest in the Venture were $95,988 and $90,475, respectively.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operation of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are primarily based on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Venture by the General Partner for allocated overhead and administrative expenses during the three month periods ended March 31, 1998 and 1997 attributable to the Partnership's 9 percent interest in the Venture were $104,497 and $122,140, respectively.

     See Note 4 for disclosure of the total management fees and allocated overhead and administrative expenses paid by the Venture.

(3) In July 1997, the Venture entered into a purchase and sale agreement to sell the Albuquerque System to the General Partner for a sales price of $222,963,267, which price represents the average of three separate independent appraisals of the fair market value of the Albuquerque System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. The General Partner currently is conducting a vote of the limited partners on the sale of the Albuquerque System. This vote is expected to be concluded no later than June 15, 1998. Closing is expected to occur by June 30, 1998.

     Upon the consummation of the proposed sale of the Albuquerque System, the Venture will repay its then outstanding Senior Notes balance of $41,544,890 plus accrued interest, plus a make whole premium that, based on current market interest rates, is estimated to total $1,342,455 and, pursuant to an amendment to the Venture's credit facility, the Venture will distribute $125,000,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The remaining proceeds will be used to repay a portion of the outstanding balance and accrued interest on its credit facility. The Partnership will receive $11,474,475, or 9 percent of the $125,000,000 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Albuquerque System. This distribution is expected to be made in July 1998. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the $11,474,475 will be distributed 75 percent to the limited partners ($8,605,856) and 25 percent to the General Partner ($2,868,619). Such distribution represents $78 for each $500 limited partnership interest, or $156 for each $1,000 invested in the Partnership.

     In March 1998, the Venture entered into a purchase and sale agreement to sell the Palmdale System to the General Partner for a sales price of $138,205,200, subject to customary closing adjustments. This sales price represents the average of three separate independent appraisals of the fair market value of the Palmdale System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. The General Partner expects to conduct a vote of the limited partners on the sale of the Palmdale System in the third quarter of 1998. Closing is expected to occur in the fourth quarter of 1998.

     Upon consummation of the proposed sale of the Palmdale System, the Venture will pay all of its remaining indebtedness, which is estimated to total approximately $48,200,000, and then the Venture will distribute the remaining sale proceeds of approximately $91,642,700 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership will receive approximately $8,412,400, or 9 percent of the $91,642,700 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Palmdale System. This distribution is expected to be made before year end 1998. Because the limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the net proceeds from the Palmdale System's sale will be distributed 75 percent to the limited partners ($6,309,300) and 25 percent to the General Partner ($2,103,100). Limited partners will receive $57 for each $500 limited partnership interest, or $114 for each $1,000 invested in the Partnership, from the Partnership's portion of the net proceeds of the Palmdale System's sale. Since the Palmdale System will represent the only remaining asset of the Venture, the Venture and the Partnership will be liquidated and dissolved after the sale of the Palmdale System.

     Taking into account the anticipated distributions from the proposed sales of the Albuquerque System and the Palmdale System, together with all prior distributions, the General Partner expects that the Partnership's limited partners will receive $1,034 for each $500 limited partnership interest, or $2,068 for each $1,000 invested in the Partnership, at the time the Partnership is liquidated and dissolved.

(4)  Summarized financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------

        ASSETS                                      March 31, 1998      December 31, 1997
        ------                                      --------------      -----------------
Cash and accounts receivable                        $   6,742,268       $   6,199,348

Investment in cable television properties             112,746,777         112,612,075

Other assets                                            4,084,663           5,458,081
                                                    -------------       -------------

        Total assets                                $ 123,573,708       $ 124,269,504
                                                    =============       =============

  LIABILITIES AND PARTNERS' CAPITAL
  ---------------------------------

Debt                                                $ 148,273,330       $ 144,308,462

Payables and accrued liabilities                        3,853,622           7,150,772

Partners' contributed capital                         135,490,944         135,490,944

Accumulated deficit                                  (109,044,188)       (107,680,674)

Distributions                                         (55,000,000)        (55,000,000)
                                                    -------------       -------------

        Total liabilities and partners' capital     $ 123,573,708       $ 124,269,504
                                                    =============       =============

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                    For the Three Months Ended
                                                            March 31,
                                                    ---------------------------
                                                         1998           1997
                                                    ------------   ------------
Revenues                                            $ 20,912,442   $ 19,711,225

Operating expenses                                   (11,508,297)   (10,953,865)

Management fees and allocated overhead
  from General Partner                                (2,183,929)    (2,316,066)

Depreciation and amortization                         (5,858,534)    (4,798,547)

Operating income                                       1,361,682      1,642,747

Interest expense, net                                 (2,675,112)    (2,691,262)

Other, net                                               (50,084)        87,866
                                                    ------------   ------------

        Consolidated loss                           $ (1,363,514)  $   (960,649)
                                                    ============   ============

     Management fees and reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $1,045,622 and $1,138,307, respectively, for the three month period ended March 31, 1998, and $985,561 and $1,330,505, respectively, for the three month period ended March 31, 1997.

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------


FINANCIAL CONDITION
-------------------

     The Partnership owns a 9 percent interest in the Venture. The Partnership's investment in the Venture is accounted for under the equity method. The Partnership's share of losses generated by the Venture have exceeded the Partnership's initial investment in the Venture; therefore, the investment is classified as a liability. This liability increased by $125,171, which represents the Partnership's share of losses generated by the Venture for the three months ended March 31, 1998.

     In July 1997, the Venture entered into a purchase and sale agreement to sell the Albuquerque System to the General Partner for a sales price of $222,963,267, which price represents the average of three separate independent appraisals of the fair market value of the Albuquerque System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. The General Partner currently is conducting a vote of the limited partners on the sale of the Albuquerque System. This vote is expected to be concluded no later than June 15, 1998. Closing is expected to occur by June 30, 1998.

     Upon the consummation of the proposed sale of the Albuquerque System, the Venture will repay its then outstanding Senior Notes balance of $41,544,890 plus accrued interest, plus a make whole premium that, based on current market interest rates, is estimated to total $1,342,455 and, pursuant to an amendment to the Venture's credit facility, the Venture will distribute $125,000,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The remaining proceeds will be used to repay a portion of the outstanding balance and accrued interest on its credit facility. The Partnership will receive $11,474,475, or 9 percent of the $125,000,000 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Albuquerque System. This distribution is expected to be made in July 1998. Because limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the $11,474,475 will be distributed 75 percent to the limited partners ($8,605,856) and 25 percent to the General Partner ($2,868,619). Such distribution represents $78 for each $500 limited partnership interest, or $156 for each $1,000 invested in the Partnership.

     In March 1998, the Venture entered into a purchase and sale agreement to sell the Palmdale System to the General Partner for a sales price of $138,205,200, subject to customary closing adjustments. This sales price represents the average of three separate independent appraisals of the fair market value of the Palmdale System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture and necessary governmental and other third party consents. The General Partner expects to conduct a vote of the limited partners on the sale of the Palmdale System in the third quarter of 1998. Closing is expected to occur in the fourth quarter of 1998.

     Upon consummation of the proposed sale of the Palmdale System, the Venture will pay all of its remaining indebtedness, which is estimated to total approximately $48,200,000, and then the Venture will distribute the remaining sale proceeds of approximately $91,642,700 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership will receive approximately $8,412,400, or 9 percent of the $91,642,700 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Palmdale System. This distribution is expected to be made before year end 1998. Because the limited partners have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, the net proceeds from the Palmdale System's sale will be distributed 75 percent to the limited partners ($6,309,300) and 25 percent to the General Partner ($2,103,100). Limited partners will receive $57 for each $500 limited partnership interest, or $114 for each $1,000 invested in the Partnership, from the Partnership's portion of the net proceeds of the Palmdale System's sale. Since the Palmdale System will represent the only remaining asset of the Venture, the Venture and the Partnership will be liquidated and dissolved after the sale of the Palmdale System.

     Taking into account the anticipated distributions from the proposed sales of the Albuquerque System and the Palmdale System, together with all prior distributions, the General Partner expects that the Partnership's limited partners will receive $1,034 for each $500 limited partnership interest, or $2,068 for each $1,000 invested in the Partnership, at the time the Partnership is liquidated and dissolved.

     For the three months ended March 31, 1998, the Venture generated net cash from operating activities totaling $2,656,317, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled $5,727,467 for the three months ended March 31, 1998. Capital expenditures in the Albuquerque System totaled $3,939,916. Of the Albuquerque System's capital expenditures, approximately 53 percent was for service drops to subscribers' homes, approximately 24 percent was for cable plant extensions related to new homes passed and the remainder was for other capital expenditures to maintain the value of the Albuquerque System until it is sold. Capital expenditures in the Palmdale System totaled $1,787,551. Of the Palmdale System's capital expenditures, approximately 53 percent was for service drops to subscribers' homes, approximately 16 percent was for cable plant extensions related to new homes passed and the remainder was for other capital expenditures to maintain the value of the Palmdale System until it is sold. These capital expenditures were funded primarily from cash generated from operations and borrowings from the Venture's credit facility. Budgeted capital expenditures for the remainder of 1998 are approximately $6,955,000. Budgeted capital expenditures in the Albuquerque System for the second quarter are approximately $3,837,900, of which approximately 36 percent is for service drops to customers' homes, approximately 20 percent is for cable plant extensions related to new homes passed and the remainder relates to other capital expenditures to maintain the value of the Albuquerque System. Budgeted capital expenditures for the remainder of 1998 in the Palmdale System are approximately $3,117,100, of which approximately 29 percent is for cable plant extensions related to new homes passed, approximately 25 percent is for service drops to subscribers' homes and the remainder is for other capital expenditures to maintain the value of the Palmdale System. Depending upon the timing of the closing of the sale of the Venture's systems, the Venture will make only the portion of the 1998 budgeted capital expenditures scheduled to be made during the Venture's continued ownership of its systems. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and borrowings from the Venture's credit facility.

     The Venture's debt arrangements at March 31, 1998 consisted of $41,544,890 of Senior Notes placed with a group of institutional lenders and a $120,000,000 credit facility with a group of commercial bank lenders. The Senior Notes and the credit facility are equal in standing with the other, and both are equally secured by the assets of the Venture. The Senior Notes and the credit facility contain certain financial covenants. The most restrictive of these covenants is that the ratio of debt to annualized cash flow will not exceed 4.5 to 1. The Venture was in compliance with all of such financial covenants at March 31, 1998.

     The Senior Notes have a fixed interest rate of 8.64 percent and a final maturity date of March 31, 2000. The Senior Notes require payments of interest and accelerating principal through maturity, payable semi-annually in March and September. A principal payment of $5,934,984 was made in March 1998. A principal payment of approximately $5,934,984 is due in September 1998; however, upon the sale of the Albuquerque System, which is expected to occur no later than June 30, 1998, the Senior Notes will be repaid in full together with an approximate $1,342,000 make whole premium.

     The balance outstanding on the Venture's $120,000,000 credit facility at March 31, 1998 was $105,630,620, leaving $14,369,380 available for future needs. Upon the sale of the Albuquerque System and pursuant to an amendment to the Venture's credit facility, the Venture anticipates repaying a portion of the then outstanding balance of the credit facility and that the commitment will be reduced to $55,000,000. At the Venture's option, the credit facility will be payable in full on December 31, 1999 or will convert to a term loan that matures on December 31, 2004 payable in consecutive quarterly amounts. Upon the sale of the Palmdale System, the Venture will repay the then outstanding balance of the credit facility. Interest on the credit facility is at the Venture's option of the London Interbank Offered Rate plus .875 percent, the Prime Rate or the Certificate of Deposit Rate plus 1 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of March 31, 1998 and 1997 were 6.69 percent and 7.09 percent, respectively.

     The Venture has sufficient sources of capital available through its ability to generate cash from operations and borrowings under its credit facility to meet its presently anticipated needs.

RESULTS OF OPERATIONS
---------------------

     As a result of the sale of the Venture's cable television system serving areas in and around Tampa, Florida, in February 1996, the following discussion of the Venture's results of operations, through operating income, pertains only to the results of operations of the Albuquerque System and the Palmdale System for the periods discussed. Results of operations of each system for the three months ended March 31, 1998 and 1997, respectively, are summarized below:

                                                              Albuquerque System
                                              ---------------------------------------------------
                                                 1998         1997       Inc/(Dec)    % Inc/(Dec)
                                              -----------  -----------  -----------  ------------

     Revenues                                 $13,480,069  $12,748,434  $  731,635        6%

     Operating expenses                         7,404,123    6,956,707     447,416        6%
                                              -----------  -----------  ----------

     Operating cash flow                        6,075,946    5,791,727     284,219        5%

     Management fees and allocated
      overhead from Jones Intercable, Inc.      1,408,460    1,495,844     (87,384)      (6%)
     Depreciation and amortization              4,198,392    3,425,328     773,064       23%
                                              -----------  -----------  ----------

     Operating income                         $   469,094  $   870,555  $ (401,461)     (46%)
                                              ===========  ===========  ==========


                                                                  Palmdale System
                                              ---------------------------------------------------
                                                  1998         1997      Inc/(Dec)    % Inc/(Dec)
                                              -----------  -----------  ----------   ------------

     Revenues                                 $ 7,432,373  $ 6,962,791  $  469,582        7%

     Operating expenses                         4,104,174    3,997,158     107,016        3%
                                              -----------  -----------  ----------

     Operating cash flow                        3,328,199    2,965,633     362,566       12%

     Management fees and allocated
      overhead from Jones Intercable, Inc.        775,469      820,222     (44,753)      (5%)
     Depreciation and amortization              1,660,142    1,373,219     286,923       21%
                                              -----------  -----------  ----------

     Operating income                         $   892,588  $   772,192  $  120,396       16%
                                              ===========  ===========  ==========


                                                                      Total
                                              ---------------------------------------------------
                                                  1998         1997      Inc/(Dec)    % Inc/(Dec)
                                              -----------  -----------  ----------   ------------
     Revenues                                 $20,912,442  $19,711,225  $1,201,217        6%

     Operating expenses                        11,508,297   10,953,865     554,432        5%
                                              -----------  -----------  ----------

     Operating cash flow                        9,404,145    8,757,360     646,785        7%

     Management fees and allocated
      overhead from Jones Intercable, Inc.      2,183,929    2,316,066    (132,137)      (6%)
     Depreciation and amortization              5,858,534    4,798,547   1,059,987       22%
                                              -----------  -----------  ----------

     Operating income                         $ 1,361,682  $ 1,642,747  $ (281,065)     (17%)
                                              ===========  ===========  ==========

     Revenues in the Albuquerque System and the Palmdale System increased $1,201,217, or approximately 6 percent, to $20,912,442 for the three months ended March 31, 1998 from $19,711,225 for the similar period in 1997. The increase in revenue was primarily due to basic service rate increases implemented in the Venture's systems and an increase in advertising sales revenues. Basic service rate increases implemented in the Venture's systems accounted for approximately 71 percent of the increase in revenues for the three months ended March 31, 1998. Increases in advertising sales revenues accounted for approximately 16 percent of the increase in revenues for the three months ended March 31, 1998. No other factor was significant to the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses in the Albuquerque System and the Palmdale System increased $554,432, or approximately 5 percent, to $11,508,297 for the three months ended March 31, 1998 from $10,953,865 for the similar period in 1997.
The increase in operating expenses was primarily due to increases in programming costs. No other factor was significant to the increase in operating expenses. Operating expenses represented 55 percent and 56 percent, respectively, of revenues for the three months ended March 31, 1998 and 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $646,785, or approximately 7 percent, to $9,404,145 for the three months ended March 31, 1998 from $8,757,360 for the similar period in 1997. This increase was due to the increase in revenues exceeding the increase in operating expenses.

     Management fees and allocated overhead from Jones Intercable, Inc. decreased $132,137, or approximately 6 percent, to $2,183,929 for the three months ended March 31, 1998 from $2,316,066 for the similar period in 1997. This decrease was primarily due to decreases in allocated overhead from the General Partner, which was partially offset by an increase in management fees.

     Depreciation and amortization expense increased $1,059,987, or approximately 22 percent, to $5,858,534 for the three months ended March 31, 1998 from $4,798,547 for the similar period in 1997. This increase was primarily due to a change in the estimated useful lives of certain assets.

     Operating income decreased $281,065, or approximately 17 percent, to $1,361,682 for the three month period ended March 31, 1998 from $1,642,747 for the similar period in 1997. This decrease was due to the increase in depreciation and amortization expense exceeding the increase in operating cash flow.

     Interest expense decreased $16,150, or approximately 1 percent, to $2,675,112 for the three months ended March 31, 1998 from $2,691,262 for the similar period in 1997. This decrease in interest expense was primarily due to lower effective interest rates and lower outstanding balances on the Venture's interest bearing obligations.

     The Partnership's net loss increased $36,983, or approximately 42 percent, to $125,171 for the three months ended March 31, 1998 from $88,188 for the similar period in 1997. This increase is due primarily to the Venture's increase in depreciation and amortization expense.

                          Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         a)  Exhibits

             27)  Financial Data Schedule

         b)  Reports on Form 8-K

                  Report on Form 8-K dated March 10, 1998 reported that on March
             10, 1998, the Venture entered into a purchase and sale agreement with the General Partner to sell the Venture's Palmdale System.

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

Dated:  May 13, 1998