Form 10-Q
period 1998-09-30
CABLE TV FUND 12-B LTD
filed 1998-11-13
CIK 774557

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[X]   Quarterly report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998.
[_]   Transition report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934
For the transition period from              to              .

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

                            UNAUDITED BALANCE SHEETS
                            ------------------------



                                               September 30,  December 31,
              ASSETS                               1998           1997
              ------                           -------------  ------------

CASH                                           $           -       $55,348
                                               -------------       -------

    Total assets                               $           -       $55,348
                                               =============       =======


   LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
   -------------------------------------------

LIABILITIES:
  Loss in excess of investment in cable
     television joint venture                  $     876,948   $  2,592,136
                                               -------------   ------------

          Total liabilities                          876,948      2,592,136
                                               -------------   ------------

PARTNERS' CAPITAL (DEFICIT):
  General Partner-
    Contributed capital                                1,000          1,000
    Distributions                                (17,651,494)   (14,782,875)
    Accumulated earnings                          17,975,655     14,588,142
                                               -------------   ------------

                                                     325,161       (193,733)
                                               -------------   ------------

  Limited Partners-
    Net contributed capital (111,035 units
      outstanding at September 30, 1998 and
      December 31, 1997)                          47,645,060     47,645,060
    Distributions                               (108,485,693)   (99,879,837)
    Accumulated earnings                          59,638,524     49,891,722
                                               -------------   ------------

                                                  (1,202,109)    (2,343,055)
                                               -------------   ------------

          Total liabilities and
            partners' capital (deficit)        $           -   $     55,348
                                               =============   ============

            The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------


                                         For the Three Months Ended    For the Nine Months Ended
                                                September 30,                September 30,
                                         --------------------------     -----------------------

                                           1998              1997           1998         1997
                                         --------          --------     -----------    ---------
OTHER, NET                               $      -          $      -     $   (55,348)   $       -

EQUITY IN NET INCOME (LOSS) OF CABLE
   TELEVISION JOINT VENTURE              $ (6,642)         $  4,289     $13,189,663    $(141,971)
                                         --------          --------     -----------    ---------

NET INCOME (LOSS)                        $ (6,642)         $  4,289     $13,134,315    $(141,971)
                                         ========          ========     ===========    =========

ALLOCATION OF NET INCOME (LOSS):
  General Partner                        $    (67)         $     43     $ 3,387,513    $  (1,420)
                                         ========          ========     ===========    =========

  Limited Partners                       $ (6,575)         $  4,246     $ 9,746,802    $(140,551)
                                         ========          ========     ===========    =========

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                       $   (.06)         $   (.04)    $     87.78    $   (1.26)
                                         ========          ========     ===========    =========

WEIGHTED AVERAGE NUMBER OF LIMITED
  PARTNERSHIP UNITS OUTSTANDING           111,035           111,035         111,035      111,035
                                         ========          ========     ===========    =========

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

                            CABLE TV FUND 12-B. LTD.
                            ------------------------
                            (A Limited Partnership)

                       UNAUDITED STATEMENTS OF CASH FLOWS
                       ----------------------------------

                                                          For the Nine Months Ended
                                                                 September 30,
                                                         ----------------------------

                                                             1998            1997
                                                         ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $ 13,134,315       $(141,971)
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
      Equity in net (income) loss of cable television
         joint venture                                    (13,189,663)        141,971
                                                         ------------   -------------

          Net cash used in operating activities               (55,348)              -
                                                         ------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distribution from cable television venture               11,474,475               -
                                                         ------------   -------------

          Net cash provided by investing activities        11,474,475               -
                                                         ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to Limited Partners                        (8,605,856)              -
  Distribution to General Partner                          (2,868,619)              -
                                                         ------------   -------------

          Net cash used in financing activities           (11,474,475)              -
                                                         ------------   -------------

Decrease in cash                                              (55,348)              -

Cash, beginning of period                                      55,348          55,348
                                                         ------------   -------------

Cash, end of period                                      $          -       $  55,348
                                                         ============   =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                          $          -       $       -
                                                         ============   =============

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

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                            (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-B, Ltd. ("Partnership") at September 30, 1998 and December 31, 1997, its results of operations for the three and nine month periods ended September 30, 1998 and 1997 and its cash flows for the nine month periods ended September 30, 1998 and 1997. Results of operations for these periods are not necessarily indicative of results to be expected for the full year.

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

(2) Jones Intercable, Inc. (the "General Partner"), a publicly held Colorado corporation, manages the Venture and receives a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Management fees paid by the Venture to the General Partner during the three and nine month periods ended September 30, 1998 attributable to the Partnership's 9 percent interest in the Venture were $37,200 and $234,933, respectively, compared to $94,020 and $281,521, respectively, for the comparable periods in 1997.

     The Venture reimburses the General Partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, rent, data processing services, and other corporate facilities costs. Such personnel provide engineering, marketing, administrative, accounting, legal and investor relations services to the Venture. Such services, and their related costs, are necessary to the operation of the Venture and would have been incurred by the Venture if it was a stand alone entity. Allocations of personnel costs are primarily based on actual time spent by employees of the General Partner with respect to each entity managed. Remaining expenses are allocated based on the pro rata relationship of the Venture's revenues to the total revenues of all systems owned or managed by the General Partner and certain of its subsidiaries. Systems owned by the General Partner and all other systems owned by partnerships for which Jones Intercable, Inc. is the general partner are also allocated a proportionate share of these expenses. The General Partner believes that the methodology used in allocating overhead and administrative expenses is reasonable. Amounts charged the Venture by the General Partner for allocated overhead and administrative expenses during the three and nine month periods ended September 30, 1998 attributable to the Partnership's 9 percent interest in the Venture were $42,394 and $270,178, respectively, compared to $100,171 and $318,975, respectively, for the comparable periods in 1997.

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

     In March 1998, the Venture entered into a purchase and sale agreement to sell the Palmdale System to the General Partner for a sales price of $138,205,200, subject to customary closing adjustments. This sales price represents the average of three separate independent appraisals of the fair market value of the Palmdale System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture. The General Partner expects to conduct a vote of the limited partners on the sale of the Palmdale System in November and December 1998. Closing is expected to occur in December 1998.

     Upon consummation of the proposed sale of the Palmdale System based upon financial information as of September 30, 1998, the Venture will settle working capital adjustments, repay all of its remaining indebtedness, which totaled approximately $50,827,000, will retain $1,000,000 to cover pending litigation expenses and then the Venture will distribute the remaining sale proceeds of $91,004,955 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership will receive approximately $8,354,255, or 9 percent of the $91,004,955 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Palmdale System. This distribution is expected to be made in the first quarter of 1999. Because the limited partners will have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, taking into account the distribution to the limited partners from the sale of the Albuquerque System, the net proceeds from the Palmdale System's sale will be distributed 75 percent to the limited partners ($6,265,691) and 25 percent to the General Partner ($2,088,564). Limited partners will receive $56.50 for each $500 limited partnership interest, or $113 for each $1,000 invested in the Partnership, from the Partnership's portion of the net proceeds of the Palmdale System's sale.

     Taking into account the distributions from the sale of the Albuquerque System and the proposed sale of the Palmdale System, together with all prior distributions, the General Partner expects that the Partnership's limited partners will receive $1,033.50 for each $500 limited partnership interest, or $2,067 for each $1,000 invested in the Partnership, at the time the Partnership is liquidated.

     Although the sale of the Palmdale System will represent the sale of the only remaining cable television system of the Venture and thus the only remaining asset of the Partnership, the Venture and the Partnership will not be dissolved until after the pending litigation challenging the Venture's February 1996 sale of its Tampa, Florida cable television system to an affiliate of the General Partner is finally resolved and terminated. The matter is currently set for trial in May 1999, but there can be no assurance that this case will be finally resolved and terminated in 1999. Indeed, this litigation may require the continuation of the Venture and the Partnership for several years beyond 1999.

(4)  Summarized financial information regarding the Venture is presented below.

                            UNAUDITED BALANCE SHEETS
                            ------------------------

                          ASSETS                                September 30, 1998   December 31, 1997
                          ------                                -------------------  ------------------

Cash and accounts receivable                                         $   1,833,592       $   6,199,348

Investment in cable television properties                               37,688,766         112,612,075

Other assets                                                             4,222,235           5,458,081
                                                                     -------------       -------------

                     Total assets                                    $  43,744,593       $ 124,269,504
                                                                     =============       =============

             LIABILITIES AND PARTNERS' CAPITAL
             ---------------------------------

Debt                                                                 $  50,827,014       $ 144,308,462

Payables and accrued liabilities                                         1,429,058           7,150,772

Partners' contributed capital                                          135,490,944         135,490,944

Accumulated deficit                                                     35,997,577        (107,680,674)

Distributions                                                         (180,000,000)        (55,000,000)
                                                                     -------------       -------------

                     Total liabilities and partners' capital         $  43,744,593       $ 124,269,504
                                                                     =============       =============



                       UNAUDITED STATEMENTS OF OPERATIONS
                       ----------------------------------

                                   For the Three Months Ended    For the Nine Months Ended
                                         September 30,                 September 30,
                                  ----------------------------  ---------------------------
                                      1998           1997           1998           1997
                                  -------------  -------------  -------------  ------------

Revenues                           $ 8,104,593    $20,483,557   $ 51,183,646   $61,333,466

Operating expenses                   4,201,391     11,170,560     27,868,922    33,857,768

Management fees and
  allocated overhead
  from General Partner                 867,031      2,115,364      5,502,293     6,541,345

Depreciation and
  amortization                       1,904,309      5,112,445     13,929,257    14,777,364
                                   -----------    -----------   ------------   -----------

Operating income                     1,131,862      2,085,188      3,883,174     6,156,989

Interest expense, net                 (898,545)    (2,806,590)    (6,314,501)   (8,227,095)

Gain on sale of cable
  television system                          -              -    147,792,730             -

Other, net                          (1,511,505)       768,128     (1,683,152)      523,584
                                   -----------    -----------   ------------   -----------

             Net income (loss)     $(1,278,188)   $    46,726   $143,678,251   $(1,546,522)
                                   ===========    ===========   ============   ===========

     Management fees paid to Jones Intercable, Inc. by the Venture totaled $405,229 and $2,559,182, respectively, for the three and nine month periods ended September 30, 1998, and $1,024,178 and $3,066,673, respectively, for the comparable periods in 1997. Reimbursements for overhead and administrative expenses paid to Jones Intercable, Inc. by the Venture totaled $461,802 and $2,943,111, respectively, for the three and nine month periods ended September 30, 1998, and $1,091,186 and $3,474,672, respectively, for the comparable periods in 1997.

(5) The pro forma effect of the sale of the Albuquerque System on the results of the Venture's operations for the nine months ended September 30, 1998 and 1997, assuming the transaction had occurred on January 1, 1997, are presented in the following tabulations.


                              For the Nine Months Ended September 30, 1998
                              --------------------------------------------

                                              Unaudited
                                              Pro Forma      Pro Forma
                              As Reported    Adjustments      Balance
                              ------------  --------------  ------------

REVENUES                      $ 51,183,646  $ (27,681,131)  $23,502,515
                              ============  =============   ===========

OPERATING INCOME (LOSS)       $  3,883,174  $  (1,054,815)  $ 2,828,359
                              ============  =============   ===========

CONSOLIDATED INCOME (LOSS)    $143,678,251  $(145,181,031)  $(1,502,780)
                              ============  =============   ===========


                              For the Nine Months Ended September 30, 1997
                              --------------------------------------------

                                              Unaudited
                                              Pro Forma     Pro Forma
                              As Reported    Adjustments     Balance
                              ------------  -------------  -----------

REVENUES                      $61,333,466   $(39,182,618)  $22,150,848
                              ===========   ============   ===========

OPERATING INCOME (LOSS)       $ 6,156,989   $ (2,542,223)  $ 3,614,766
                              ===========   ============   ===========

CONSOLIDATED INCOME (LOSS)    $(1,546,522)  $  2,473,986   $   927,464
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

     In March 1998, the Venture entered into a purchase and sale agreement to sell the Palmdale System to the General Partner for a sales price of $138,205,200, subject to customary closing adjustments. This sales price represents the average of three separate independent appraisals of the fair market value of the Palmdale System. The closing of this sale is subject to a number of conditions, including the approval of the holders of a majority of the limited partnership interests in each of the three partnerships that comprise the Venture. The General Partner expects to conduct a vote of the limited partners on the sale of the Palmdale System in November and December 1998. Closing is expected to occur in December 1998.

     Upon consummation of the proposed sale of the Palmdale System based upon financial information as of September 30, 1998, the Venture will settle working capital adjustments, repay all of its remaining indebtedness, which totaled approximately $50,827,000, will retain $1,000,000 to cover pending litigation expenses and then the Venture will distribute the remaining sale proceeds of $91,004,955 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The Partnership will receive approximately $8,354,255, or 9 percent of the $91,004,955 distribution, which the Partnership will distribute to its partners of record as of the closing date of the sale of the Palmdale System. This distribution is expected to be made in the first quarter of 1999. Because the limited partners will have already received distributions in an amount in excess of the capital initially contributed to the Partnership by the limited partners, taking into account the distribution to the limited partners from the sale of the Albuquerque System, the net proceeds from the Palmdale System's sale will be distributed 75 percent to the limited partners ($6,265,691) and 25 percent to the General Partner ($2,088,564). Limited partners will receive $56.50 for each $500 limited partnership interest, or $113 for each $1,000 invested in the Partnership, from the Partnership's portion of the net proceeds of the Palmdale System's sale.

     Taking into account the distributions from the sale of the Albuquerque System and the proposed sale of the Palmdale System, together with all prior distributions, the General Partner expects that the Partnership's limited partners will receive $1,033.50 for each $500 limited partnership interest, or $2,067 for each $1,000 invested in the Partnership, at the time the Partnership is liquidated.

     Although the sale of the Palmdale System will represent the sale of the only remaining cable television system of the Venture and thus the only remaining asset of the Partnership, the Venture and the Partnership will not be dissolved until after the pending litigation challenging the Venture's February 1996 sale of its Tampa, Florida cable television system to an affiliate of the General Partner is finally resolved and terminated. The matter is currently set for trial in May 1999, but there can be no assurance that this case will be finally resolved and terminated in 1999. Indeed, this litigation may require the continuation of the Venture and the Partnership for several years beyond 1999.

     For the nine months ended September 30, 1998, the Venture generated net cash from operating activities totaling $6,302,729, which was available to fund capital expenditures and non-operating costs. Capital expenditures for the Venture totaled $11,493,000 for the nine months ended September 30, 1998. Approximately 44 percent of the Venture's capital expenditures was for service drops to subscribers' homes, approximately 23 percent was for cable plant extensions related to new homes passed and the remainder was for other capital expenditures to maintain the value of the Venture's systems. These capital expenditures were funded primarily from cash generated from operations and cash on hand.

     Budgeted capital expenditures for the Palmdale System for the remainder of 1998 are approximately $548,000, of which approximately 29 percent is for cable plant extensions related to new homes passed, approximately 25 percent is for service drops to subscribers' homes and the remainder is for other capital expenditures to maintain the value of the Palmdale System. Funding for these expenditures is expected to be provided by cash on hand, cash generated from operations and, if necessary, borrowings from the Venture's credit facility. The Venture is obligated to conduct its business in the ordinary course until the Palmdale System is sold.

     On June 30, 1998, in conjunction with the sale of the Albuquerque System, the Senior Notes' balance of $41,544,890 plus accrued interest was repaid in full together with a make whole premium of $1,332,823.

     Pursuant to an amendment that became effective on the date of the Albuquerque sale, the Venture repaid $54,000,000 on its credit facility, and the commitment was reduced to $55,000,000. The balance outstanding on the Venture's credit facility at September 30, 1998 was $50,530,620, leaving $4,469,380 available for future needs. At the Venture's option, the credit facility will be payable in full on December 31, 2000, or will convert to a term loan that matures on December 31, 2005 payable in consecutive quarterly amounts. Upon the sale of the Palmdale System, the Venture will repay the then-outstanding balance of the credit facility. Interest on the credit facility is at the Venture's option of the London Interbank Offered Rate plus 1.125 percent, the Prime Rate plus .125 percent, or the Certificate of Deposit Rate plus 1.25 percent. The effective interest rates on amounts outstanding on the Venture's credit facility as of September 30, 1998 and 1997 were 6.87 percent and 7.59 percent, respectively.

     The Venture has sufficient sources of capital available through its ability to generate cash from operations and borrowings under its credit facility to meet its needs until the Palmdale System is sold.

RESULTS OF OPERATIONS
------- -- ----------

     As a result of the sale of the Albuquerque System in June 1998, the following discussion of the Venture's results of operations, through operating income, pertains only to the results of operations of the Palmdale System for all periods discussed.

     Revenues in the Palmdale System increased $550,082, or approximately 7 percent, to $8,104,593 for the three months ended September 30, 1998 from $7,554,511 for the comparable period in 1997. Revenues increased $1,351,667, or approximately 6 percent, to $23,502,515 for the nine months ended September 30, 1998 from $22,150,848 for the comparable period in 1997. These increases in revenues were due primarily to basic service rate increases and an increase in basic subscribers. Basic service rate increases accounted for approximately 34 percent and 52 percent of the increase in revenues for the three and nine months ended September 30, 1998. The increase in the number of basic subscribers accounted for approximately 46 percent and 34 percent of the increases in revenues for the three and nine months ended September 30, 1998. Basic subscribers increased 1,768 subscribers, or approximately 3 percent, to 64,848 subscribers at September 30, 1998, from 63,080 subscribers at September 30, 1997. No other individual factor significantly affected the increase in revenues.

     Operating expenses consist primarily of costs associated with the operation and administration of the Venture's cable television systems. The principal cost components are salaries paid to system personnel, programming expenses, professional fees, subscriber billing costs, rent for leased facilities, cable system maintenance expenses and marketing expenses.

     Operating expenses in the Palmdale System increased $467,021, or approximately 13 percent, to $4,201,391 for the three months ended September 30, 1998 from $3,734,370 for the comparable period in 1997. Operating expenses increased $850,020, or approximately 7 percent, to $12,820,199 for the nine months ended September 30, 1998 from $11,970,179 for the comparable period in 1997. The increases in operating expenses were primarily due to increases in programming costs. No other individual factor contributed significantly to the increase in operating expenses. Operating expenses represented 52 percent and 55 percent, respectively, of revenues for the three and nine months ended

September 30, 1998 and 49 percent and 54 percent, respectively, of revenues for the three and nine months ended September 30, 1997.

     The cable television industry generally measures the financial performance of a cable television system in terms of operating cash flow (revenues less operating expenses). This measure is not intended to be a substitute or improvement upon the items disclosed on the financial statements, rather it is included because it is an industry standard. Operating cash flow increased $83,061, or approximately 2 percent, to $3,903,202 for the three months ended September 30, 1998 from $3,820,141 for the comparable period in 1997. Operating cash flow increased $501,647, or approximately 5 percent, to $10,682,316 for the nine months ended September 30, 1998 from $10,180,669 for the comparable period in 1997. These increases were due to the increases in revenues exceeding the increases in operating expenses.

     Management fees and allocated overhead from the General Partner increased $85,128, or approximately 11 percent, to $867,031 for the three months ended September 30, 1998 from $781,903 for the comparable period in 1997. Management fees and allocated overhead from the General Partner increased $159,602, or approximately 7 percent, to $2,523,705 for the nine months ended September 30, 1998 from $2,364,103 for the comparable period in 1997. This increase was primarily due to the increases in revenues, upon which such management fees and allocations are based.

     Depreciation and amortization expense increased $433,956, or approximately 30 percent, to $1,904,309 for the three months ended September 30, 1998 from $1,470,353 for the comparable period in 1997. Depreciation and amortization expense increased $1,128,452, or approximately 27 percent, to $5,330,252 for the nine months ended September 30, 1998 from $4,201,800 for the comparable period in 1997. These increases were due to capital additions and a change in the estimated lives of certain assets.

     Operating income decreased $436,023, or approximately 28 percent, to $1,131,862 for the three months ended September 30, 1998 from $1,567,885 for the comparable period in 1997. The Venture's operating income decreased $786,407, or approximately 22 percent, to $2,828,359, for the nine months ended September 30, 1998 compared to $3,614,766 for the comparable period in 1997. These decreases were due to the increases in management fees and allocated overhead from the General Partner and depreciation and amortization expense exceeding the increases in cash flow.

     The Venture's interest expense decreased $1,908,045, or approximately 68 percent, to $898,545 for the three months ended September 30, 1998 from $2,806,590 for the comparable period in 1997. Interest expense decreased $1,912,594, or approximately 23 percent, to $6,314,501 for the nine months ended September 30, 1998 from $8,227,095 for the comparable period in 1997. These decreases were primarily due to lower outstanding balances on the Venture's interest bearing obligations. A portion of the Venture's outstanding debt was repaid with the proceeds from the Albuquerque System sale.

     The Venture recognized a gain of $147,792,730 related to the sale of the Albuquerque System in June 1998. No similar gain was recognized in the first nine months of 1997.

     The Venture reported a net loss of $965,569 for the three months ended September 30, 1998 compared to net income of $35,298 for the comparable period in 1997. The Venture reported net income of $108,537,424 for the nine months ended September 30, 1998 compared to a net loss of $1,168,274 for the comparable period in 1997. These changes were primarily due to the gain on the sale of the Albuquerque System.

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

Dated:  November 13, 1998