Form 10-Q
period 2000-06-30
CABLE TV FUND 12-B LTD
filed 2000-08-11
CIK 774557

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000
                               -------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________ to _____________

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

                           UNAUDITED BALANCE SHEETS
                           ------------------------


                                                                                 June 30,                 December 31,
                                  ASSETS                                           2000                       1999
                                  ------                                   ---------------------      ---------------------
Investment in Cable Television Joint Venture                               $             213,622      $             213,622
                                                                           ---------------------      ---------------------

          Total assets                                                     $             213,622      $             213,622
                                                                           =====================      =====================


                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------
LIABILITIES:
  Advances from affiliates                                                 $              61,401      $              28,687
                                                                           ---------------------      ---------------------

          Total liabilities                                                               61,401                     28,687
                                                                           ---------------------      ---------------------

PARTNER'S CAPITAL:
  General Partner-
     Contributed capital                                                                   1,000                      1,000
     Distributions                                                                   (19,696,268)               (19,696,268)
     Accumulated earnings                                                             19,733,324                 19,741,502
                                                                           ---------------------      ---------------------

                                                                                          38,056                     46,234
                                                                           ---------------------      ---------------------

Limited Partners-
  Net contributed capital (111,035 units outstanding
    at June 30, 2000 and December 31, 1999)                                           47,645,060                 47,645,060
  Distributions                                                                     (114,620,017)              (114,620,017)
  Accumulated earnings                                                                67,089,122                 67,113,658
                                                                           ---------------------      ---------------------

                                                                                         114,165                    138,701
                                                                           ---------------------      ---------------------

          Total liabilities and partners' capital                          $             213,622      $             213,622
                                                                           =====================      =====================





           The accompanying notes to unaudited financial statements are an integral part of these unaudited balance sheets.

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                           (A Limited Partnership)

                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------


                                                            For the Three Months Ended          For the Six Months Ended
                                                                     June 30,                           June 30,
                                                         ---------------------------------   ---------------------------------

                                                              2000              1999               2000              1999
                                                         --------------   ----------------   -----------------  --------------
OTHER EXPENSE                                            $      (14,579)  $         (7,195)  $         (32,714) $       (7,195)

EQUITY IN NET INCOME (LOSS)
  OF CABLE TELEVISION
  JOINT VENTURE                                                       -             30,144                   -         (11,517)
                                                         --------------   ----------------   -----------------  --------------

NET INCOME (LOSS)                                        $      (14,579)  $         22,949   $         (32,714) $      (18,712)
                                                         ==============   ================   =================  ==============

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                        $       (3,644)  $            230   $          (8,178) $         (187)
                                                         ==============   ================   =================  ==============

  Limited Partners                                       $      (10,935)  $         22,719   $         (24,536) $      (18,525)
                                                         ==============   ================   =================  ==============

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                       $        (0.10)  $           0.20   $           (0.22) $        (0.17)
                                                         ==============   ================   =================  ==============

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                             111,035            111,035             111,035         111,035
                                                         ==============   ================   =================  ==============






           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                           (A Limited Partnership)

                      UNAUDITED STATEMENTS OF CASH FLOWS
                      ----------------------------------



                                                                                        For the Six Months Ended
                                                                                                June 30,
                                                                           ------------------------------------------------

                                                                                    2000                       1999
                                                                           ---------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                 $             (32,714)     $             (18,712)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
        Equity in net loss of Cable Television Joint Venture                                   -                     11,517
        Increase in advances from affiliates                                              32,714                      7,195
                                                                           ---------------------      ---------------------

          Net cash provided by operating activities                                            -                          -
                                                                           ---------------------      ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to limited partners                                                             -                 (6,134,324)
                                                                           ---------------------      ---------------------

          Net cash provided by financing activities                                            -                 (6,134,324)
                                                                           ---------------------      ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Disitribution from Cable Television Joint Venture                                            -                  6,134,324
                                                                           ---------------------      ---------------------

          Net cash provided by investing activities                                            -                  6,134,324
                                                                           ---------------------      ---------------------

Net change in cash                                                                             -                          -

Cash, beginning of period                                                                      -                          -
                                                                           ---------------------      ---------------------

Cash, end of period                                                        $                   -      $                   -
                                                                           =====================      =====================

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                            $                 649      $                   -
                                                                           =====================      =====================






           The accompanying notes to unaudited financial statements are an integral part of these unaudited statements.

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                           (A Limited Partnership)

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                    ---------------------------------------

(1) This Form 10-Q is being filed in conformity with the SEC requirements for unaudited financial statements and does not contain all of the necessary footnote disclosures required for a complete presentation of the Balance Sheets and Statements of Operations and Cash Flows in conformity with generally accepted accounting principles. However, in the opinion of management, this data includes all adjustments, consisting only of normal recurring accruals, necessary to present fairly the financial position of Cable TV Fund 12-B, Ltd. (the "Partnership") at June 30, 2000 and December 31, 1999, its Statements of Operations for the three and six month periods ended June 30, 2000 and 1999 and its Statements of Cash Flows for the six month periods ended June 30, 2000 and 1999. Certain prior period amounts have been reclassified to conform to the 2000 presentation.

     The Partnership owns no properties directly. The Partnership owns a 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture has sold all of its cable television systems and the Venture is expected to be dissolved in 2000. The Venture plans to distribute its remaining cash to its constituent partners prior to its dissolution. The only asset of the Partnership is the cash it will receive from the Venture, which will be held in reserve to pay the administrative and legal expenses until it is dissolved. The Partnership has continued in existence because of pending litigation, in which it is a party. The General Partner cannot predict when the Partnership will be dissolved.

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On July 28, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), another wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such costs were charged to other expense on the Statements of Operations. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Reimbursements made to the general partner by the Partnership for administrative expenses during the three and six month periods ended June 30, 2000 were $4,110 and $8,968, respectively. Reimbursements made to the general partner by the Venture for administrative expenses attributable to the Partnership's 9 percent interest in the Venture were $1,285 and $2,700, respectively, for the three and six month periods ended June 30, 1999.

(3)  Summarized financial information regarding the Venture is presented below.

                           UNAUDITED BALANCE SHEETS
                           ------------------------



                                                                              June 30,          December 31,
                ASSETS                                                          2000                1999
                ------                                                   -----------------  ------------------
Cash                                                                     $       2,306,830  $              302

Receivable from affiliates                                                               -           2,326,853
                                                                         -----------------  ------------------

          Total assets                                                   $       2,306,830  $        2,327,155
                                                                         =================  ==================

    LIABILITIES AND PARTNERS CAPITAL
    --------------------------------

Advances from affiliates                                                 $          68,839  $                -

Partners contributed capital                                                   135,490,944         135,490,944

Accumulated earnings                                                           135,937,211         135,937,211

Distributions                                                                 (269,190,164)       (269,101,000)
                                                                         -----------------  ------------------

          Total liabilities and                                          $       2,306,830  $        2,327,155
            partners capital                                             =================  ==================


                      UNAUDITED STATEMENTS OF OPERATIONS
                      ----------------------------------

                                                             For the Three Months Ended          For the Six Months Ended
                                                                      June 30,                           June 30,
                                                         ---------------------------------  ----------------------------------
                                                             2000              1999               2000              1999
                                                         --------------   ----------------   -----------------  --------------

Other, net                                               $            -   $        328,375   $               -  $      125,452
                                                         --------------   ----------------   -----------------  --------------

          Consolidated income (loss)                     $            -   $        328,375   $               -  $      125,452
                                                         ==============   ================   =================  ==============


     Reimbursements for administrative expenses paid to the general partner by the Venture totaled $13,995 and $29,414, respectively, for the three and six month periods ended June 30, 1999.

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                           (A Limited Partnership)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        ---------------------------------------------------------------
                             RESULTS OF OPERATIONS
                             ---------------------

FINANCIAL CONDITION
-------------------

     The only asset of the Partnership is the cash it will receive from the Venture, which will be held in reserve to pay the administrative and legal expenses until it is dissolved. The Partnership has continued in existence because of pending litigation, in which it is a party. The General Partner cannot predict when the Partnership will be dissolved.

RESULTS OF OPERATIONS
---------------------

     Neither the Partnership nor the Venture own any cable television systems. Other expense of $32,714 incurred by the Partnership in the first six months of 2000 related to various costs associated with the administration of the Partnership.

                          Part II - OTHER INFORMATION


Item 1. Legal Proceedings.

     Comcast Cable Communications, Inc. (as successor-in-interest to Jones Intercable, Inc.), each of its subsidiaries that serve as general partners of its managed cable partnerships and most of its managed cable partnerships, including the Partnership, are named defendants in a case captioned Everest
                                                                    -------
Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC, KM
-----------------------------------------------------------------------------
Investments, LLC and KH Financial, Inc., plaintiffs v. Jones Intercable, Inc.,
------------------------------------------------------------------------------
et al., defendants (Superior Court, Los Angeles County, State of California,
------------------
Case No. BC 213632), which was first filed in July 1999.

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

     In September 1999, the defendants filed demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers to each cause of action on the grounds of uncertainty, but permitted the plaintiffs to amend their complaint to attempt to cure the deficiencies in the pleadings that caused the Court to sustain the demurrers. The plaintiffs filed their first amended complaint in January 2000. In March 2000, the defendants filed demurrers to the plaintiffs' first amended complaint and a hearing on the matter was held in April 2000. In May 2000, the Court issued a ruling that sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, LLC, and it sustained the defendants' demurrers with leave to amend as to plaintiff KM Investments, LLC, and KM Investments, LLC has filed a second amended complaint to attempt to cure the deficiencies in the pleadings. Plaintiffs have stated an intention to appeal the rulings sustaining the demurrers to the first amended complaint.

     Discovery in the case also has begun, and the defendants have responded to the plaintiffs' first set of interrogatories and to the plaintiffs' first demand for the production of documents. Comcast Cable Communications, Inc. believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and Comcast Cable Communications, Inc. intends to defend this lawsuit vigorously.

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

                                   CABLE TV FUND 12-B, LTD.
                                   BY:  COMCAST CABLE COMMUNICATIONS, INC.
                                        General Partner



                                   By:  /S/ Lawrence J. Salva
                                        ------------------------------------
                                        Lawrence J. Salva
                                        Senior Vice President
                                        (Principal Accounting Officer)





Dated:  August 11, 2000