Form 10-K405
period 2000-12-31
CABLE TV FUND 12-B LTD
filed 2001-03-29
CIK 774557

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number:             0-13807

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                        84-0969999
         --------                                        ----------
(State of Organization)                        (IRS Employer Identification No.)

c/o Comcast Corporation, 1500 Market Street,
--------------------------------------------
Philadelphia, Pennsylvania 19102-2148                  (215) 665-1700
--------------------------------------------           --------------
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

         Yes    x                                                No ___
               ---

Aggregate market value of the voting stock held by non-affiliates of the registrant: [Not Applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.     X
                                      -----

                    DOCUMENTS INCORPORATED BY REFERENCE: None

     This Annual Report on Form 10-K is for the year ending December 31, 2000. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

                                     PART I.
                                     -------

                                ITEM 1. BUSINESS
                                ----------------

     The Partnership. Cable TV Fund 12-B, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 12 Limited Partnership Program (the "Program"). Comcast Cable Communications, Inc., a Delaware corporation, is the general partner of the Partnership (the "General Partner"). Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Cable TV Fund 12-D, Ltd. ("Fund 12-D") are other partnerships that were formed pursuant to the Program. In 1986, the Partnership, Fund 12-C and Fund 12-D formed a general partnership known as Cable TV Fund 12-BCD Venture (the "Venture"), in which the Partnership owns a 9% interest, Fund 12-C owns a 15% interest and Fund 12-D owns a 76% interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems. The Partnership no longer owns any cable television systems. The Partnership's sole asset is its 9% interest in the Venture. The Venture no longer owns any cable television systems.

     New General Partner. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), an indirect wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

                               ITEM 2. PROPERTIES
                               ------------------

     As of December 31, 2000, neither the Partnership nor the Venture owned any cable television systems.

                            ITEM 3. LEGAL PROCEEDINGS
                            -------------------------

Litigation Challenging Jones Intercable's Acquisitions of the Albuquerque and Palmdale Systems

     In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable
-------------------------------------------------------------------------------
TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD
-------------------------------------------

Venture, plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 12-C,
-------------------------------------------------------------------------------
Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, nominal
------------------------------------------------------------------------
defendants (U.S. District Court, District of Colorado, Civil Action No.
----------
99-WM-1155) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to the Venture in connection with the Venture's sale of the Palmdale, California cable television system (the "Palmdale System") to a subsidiary of Jones Intercable in December 1998. The complaint alleges that Jones Intercable acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the partnerships' funds to finance Jones Intercable's defense of this litigation.

     In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG
-------------------------------------------------------------------------
Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R.
--------------------------------------------------------------------------------
Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable
--------------------------------------------------------------------------------
TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.,
--------------------------------------------------------------------------
nominal defendants (U.S. District Court, District of Colorado, Civil Action No.
------------------
99-B-1508) ("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

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

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact. During 2000, the District Court denied Jones Intercable's pending motions to dismiss these cases, and, in February 2001, a scheduling conference was held among the parties to this litigation at which the District Court set deadlines for the various activities in these cases. No discovery has yet occurred, but discovery is expected to begin in 2001 and continue into 2002.

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

Litigation Relating to Limited Partnership List Requests

     In July 1999, Jones Intercable, each of its subsidiaries that served as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632). In March 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast Corporation. In August 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., an indirect wholly owned subsidiary of Comcast Corporation. As a result of these transactions, Jones Intercable no longer exists and Comcast Cable Communications, Inc. is now the general partner or the parent of the managing general partner of each of the defendant partnerships.

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

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. By a stipulation of the parties entered by the Court in July 2000, the claims of KM Investments were stayed and a final judgment as to claims of the other plaintiffs were entered, thereby facilitating an appeal in the action without the need for pretrial, and potentially trial, proceedings as to KM Investments alone. In August 2000, all plaintiffs except KM Investments filed a notice of appeal of the judgment of the Court. Briefing in that appeal, which is to the California State Court of Appeal for the Second Appellate District, is now underway. The appellants' brief was filed in January 2001 and respondents' responsive brief was filed in March 2001.

Appellants now have the opportunity to file a reply brief and the Court of Appeal will schedule an oral argument on the matter.

     The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           -----------------------------------------------------------

     None.


                                    PART II.
                                    --------

                ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK
                ------------------------------------------------
                       AND RELATED SECURITY HOLDER MATTERS
                       -----------------------------------

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 2000, the number of equity security holders in the Partnership was 7,373.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------


                                                                For the Year Ended December 31,
                                        -------------------------------------------------------------------------
Cable TV Fund 12-B, Ltd.                  2000        1999             1998               1997           1996
--------------------------------------  --------   ----------       -----------       ------------   ------------

Equity in Net Income (Loss) of Cable
    Television Joint Venture            $  6,352   $   (9,648)      $22,468,979       $   (440,479)  $  5,722,705
Net Income (Loss)                        (60,232)     (38,335)       22,413,631(b)        (440,479)     5,722,705(a)
Net Income (Loss) per Limited
    Partnership Unit                       (0.41)       (0.26)           155.36(b)           (3.93)         40.47(a)
Weighted Average Number of Limited
    Partnership Units Outstanding        111,035      111,035           111,035            111,035        111,035
General Partner's Capital (Deficit)       31,176       46,234            55,818           (193,733)      (189,328)
Limited Partners' Capital (Deficit)       93,527      138,701           167,452         (2,343,055)    (1,906,981)
Total Assets                             140,393      213,622         6,357,594             55,348         55,348
General Partner Advances                  15,690       28,687                 -                  -              -


                                                                For the Year Ended December 31,
                                        -------------------------------------------------------------------------
Cable TV Fund 12-BCD Venture              2000        1999             1998               1997           1996
--------------------------------------  --------   ----------       -----------       ------------   ------------
Revenues                                $      -   $        -       $59,492,754       $ 82,675,018   $ 82,363,752
Depreciation and Amortization                  -            -        16,500,689         21,837,251     22,142,809
Operating Income                               -            -         3,924,809          6,129,688      1,880,308
Net Income (Loss)                         69,191     (105,094)      243,722,979(b)      (4,798,248)    62,338,836(a)
Partners' Capital (Deficit)                    -    2,327,155         2,432,249        (27,189,730)   (22,391,482)
Total Assets                                   -    2,327,155        69,325,751        124,269,504    120,899,336
Debt                                           -            -                 -        144,308,462    138,345,878
Jones Intercable, Inc. Advances                -            -                 -                  -

(a) Net income resulted primarily from the sale of the Tampa System by Cable TV Fund 12-BCD Venture ("the Venture") in February 1996.

(b) Net income resulted primarily from the sale of the Albuquerque System and the Palmdale System by the Venture in June 1998 and December 1998, respectively.

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

FINANCIAL CONDITION
-------------------

Cable TV Fund 12-B, Ltd.
------------------------

     The Partnership owns a 9 percent interest in the Venture. The investment in cable television joint venture was accounted for under the equity method. The Partnership does not have an investment in the Venture for the year ended December 31, 2000, due to the liquidation of the Venture (discussed below). The only asset of the Partnership at December 31, 2000 was its cash on hand of approximately $140,000, which will be held in reserve and used to pay the administrative expenses of the Partnership until it is dissolved.

Cable TV Fund 12-BCD Venture
----------------------------

     The Venture sold the Albuquerque System and the Palmdale System to a subsidiary of Jones Intercable in 1998. Since the sale of the Palmdale System represented the sale of the only remaining operating asset of the Venture, the Venture was liquidated in 2000.

     Taking into account all distributions that have been made, the Partnership's limited partners have received $1,032 for each $500 limited partnership interest, or $2,064 for each $1,000 invested in the Partnership.

RESULTS OF OPERATIONS
---------------------

     The Venture was liquidated in 2000 and the Partnership conducted no operations in 2000; therefore, a discussion of results of operations would not be meaningful. Other expense incurred by the Partnership of $66,584 in 2000 primarily related to various costs associated with the administration of the Partnership. The Venture earned interest income of $69,191 on its cash balance on hand until the Venture was liquidated and its cash was distributed to its Venture partners. Other expense incurred by the Venture of $381,802 in 1999 primarily related to various costs associated with the administration of the Venture.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

     The audited financial statements of the Partnership for the years ended December 31, 2000 and 1999 follow.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 12-B, Ltd.:

     We have audited the accompanying balance sheets of CABLE TV FUND 12-B, LTD. (a Colorado limited partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-B, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.







Denver, Colorado,
February 23, 2001.

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                                BALANCE SHEETS
                                --------------


                                                                        December 31,                    December 31,
                               ASSETS                                       2000                            1999
                               ------                                 ----------------                -----------------
Cash                                                                  $       140,393                 $            --

Investment in Cable Television Joint Venture                                      --                           213,622
                                                                      ----------------                -----------------

          Total assets                                                $       140,393                 $        213,622
                                                                      ================                =================


                  LIABILITIES AND PARTNERS' CAPITAL
                  ---------------------------------

COMMITMENTS AND CONTINGENCIES (Note 5)

LIABILITIES:
  Advances from affiliates                                            $        15,690                 $         28,687
                                                                      ----------------                -----------------

          Total liabilities                                                    15,690                           28,687
                                                                      ----------------                -----------------

PARTNERS' CAPITAL:
  General Partner-
     Contributed capital                                                        1,000                            1,000
     Distributions                                                        (19,696,268)                     (19,696,268)
     Accumulated earnings                                                  19,726,444                       19,741,502
                                                                      ----------------                -----------------

                                                                               31,176                           46,234
                                                                      ----------------                -----------------

  Limited Partners-
     Net contributed capital (111,035 units outstanding
       at December 31, 2000 and December 31, 1999)                         47,645,060                       47,645,060
     Distributions                                                       (114,620,017)                    (114,620,017)
     Accumulated earnings                                                  67,068,484                       67,113,658
                                                                      ----------------                -----------------

                                                                               93,527                          138,701
                                                                      ----------------                -----------------

          Total liabilities and partners' capital                     $       140,393                 $        213,622
                                                                      ================                =================


                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------



                                                                                For the Year Ended
                                                                                   December 31,
                                                          ----------------------------------------------------------------

                                                                 2000                  1999                  1998
                                                          --------------------  --------------------  --------------------
OTHER INCOME (EXPENSE):
   Interest expense                                                 $     --              $    (649)         $        --
   Interest income                                                        --                    --                    --
   Other, net                                                         (66,584)              (28,038)              (55,348)
                                                          --------------------  --------------------  --------------------

       Total other income (expense), net                              (66,584)              (28,687)              (55,348)
                                                          --------------------  --------------------  --------------------

EQUITY IN NET INCOME (LOSS) OF CABLE
  TELEVISION JOINT VENTURE                                              6,352                (9,648)           22,468,979
                                                          --------------------  --------------------  --------------------

NET INCOME (LOSS)                                                   $ (60,232)            $ (38,335)         $ 22,413,631
                                                          ====================  ====================  ====================

ALLOCATION OF NET INCOME (LOSS):
  General Partner                                                   $ (15,058)            $  (9,584)         $  5,162,944
                                                          ====================  ====================  ====================

  Limited Partners                                                  $ (45,174)            $ (28,751)         $ 17,250,687
                                                          ====================  ====================  ====================

NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                                                  $   (0.41)            $   (0.26)         $     155.36
                                                          ====================  ====================  ====================

WEIGHTED AVERAGE NUMBER
  OF LIMITED PARTNERSHIP
  UNITS OUTSTANDING                                                   111,035               111,035               111,035
                                                          ====================  ====================  ====================


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

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------


                                            For the Year Ended
                                                December 31,
                                       ---------------------------------

                                         2000     1999          1998
                                       -------   -------    ------------

GENERAL PARTNER:
  Balance, beginning of year          $ 46,234   $ 55,818   $   (193,733)
  Distribution                             --         --      (4,913,393)
  Net income (loss) for the year       (15,058)    (9,584)     5,162,944
                                      --------   --------   ------------

  Balance, end of year                $ 31,176   $ 46,234   $     55,818
                                      ========   ========   ============


LIMITED PARTNERS:
  Balance, beginning of year          $138,701   $167,452  $  (2,343,055)
  Distribution                              --         --    (14,740,180)
  Net income (loss) for the year       (45,174)   (28,751)    17,250,687
                                      --------   --------   ------------

  Balance, end of year                $ 93,527   $138,701   $    167,452
                                      ========   ========   ============


                The accompanying notes to financial statements
                   are an integral part of these statements.

                           CABLE TV FUND 12-B, LTD.
                           ------------------------
                            (A Limited Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------



                                                                                          For the Year Ended
                                                                                             December 31,
                                                                           -----------------------------------------------

                                                                              2000             1999               1998
                                                                           ---------        -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                        $ (60,232)       $   (38,335)      $ 22,413,631
  Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
        Equity in net (income) loss of Cable Television Joint Venture         (6,352)             9,648        (22,468,979)
        Increase (decrease) in advances from affiliates                      (12,997)            28,687                --
                                                                           ---------        -----------       ------------

          Net cash used in operating activities                               (79,581)              --             (55,348)
                                                                           ---------        -----------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Distribution from Cable Television Joint Venture                           219,974          6,134,324         13,519,249
                                                                           ---------        -----------       ------------

          Net cash provided by investing activities                          219,974          6,134,324         13,519,249
                                                                           ---------        -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distribution to Jones Intercable                                               --                 --          (4,913,393)
  Distribution to limited partners                                               --          (6,134,324)        (8,605,856)
                                                                           ---------        -----------       ------------

          Net cash used in financing activities                                  --          (6,134,324)       (13,519,249)
                                                                           ---------        -----------       ------------

Increase (decrease) in cash                                                  140,393                --             (55,348)

Cash, beginning of year                                                          --                 --              55,348
                                                                           ---------        -----------       ------------

Cash, end of year                                                          $ 140,393        $       --        $        --
                                                                           =========        ===========       ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                            $     649        $       --        $        --
                                                                           =========        ===========       ============

NON-CASH TRANSACTIONS:
  Accrued distributions                                                    $     --         $       --        $  6,134,324
                                                                           =========        ===========       ============


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

     Formation of Joint Venture
     --------------------------

     The Partnership owns a 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture") through a capital contribution made to the Venture in April 1986 of $12,437,500. The Venture was liquidated in 2000 and therefore, the Partnership has no investment in the Venture at December 31, 2000. The Venture incurred a loss of $105,094 in 1999 and recognized income of $243,722,979 in 1998, of which a loss of $9,648 and income of $22,468,979 were allocated to the Partnership during 1999 and 1998, respectively. The Venture owned the cable television systems serving Tampa, Florida (the "Tampa System"), Albuquerque, New Mexico (the "Albuquerque System"), and Palmdale, California (the "Palmdale System").

     New General Partner
     -------------------

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), an indirect wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

     Cable Television System Sales by the Venture
     --------------------------------------------

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

     Contributed Capital
     --------------------

     The capitalization of Fund 12-B is set forth in the accompanying Statements
of Partners' Capital (Deficit).   No limited partner is obligated to make any
additional contributions to partnership capital.

     Jones Intercable purchased its general partner interest in the Partnership by contributing $1,000 to partnership capital. Comcast Cable now owns this general partner interest.

     All profits and losses of the Partnership were allocated 99 percent to the limited partners and 1 percent to the general partner, except for income or gain from the sale or disposition of cable television properties, which were allocated to the partners based upon a formula set forth in the partnership agreement, and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Accounting Records
     ------------------

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The Partnership's tax returns were also prepared on the accrual basis.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investment in Cable Television Joint Venture
     --------------------------------------------

     The Partnership's investment in the Venture was accounted for under the equity method due to the Partnership's influence on the Venture as a general partner.

     Cash and Cash Equivalents
     -------------------------

     For purposes of the Statements of Cash Flows, the Venture and the Partnership considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform with the 2000 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     Jones Intercable managed Fund 12-B and the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding
revenues from the sale of cable television systems or franchises.   Jones
Intercable did not receive a management fee after December 31, 1998. Management fees paid to Jones Intercable by the Venture were $2,974,638 during 1998, of which $273,072 was attributable to the Partnership.

     Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) were allocated 99 percent to the limited partners and 1 percent to the general partner. Any distributions other than interest income on limited partnership subscriptions earned prior to the acquisition of Fund 12-B's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, were made as follows:
first, to the limited partners in an amount which, together with all prior distributions, equaled the amount initially contributed by the limited partners; the balance, 75 percent to the limited partners and 25 percent to the general partner.

     The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Reimbursements made to the general partner by the Partnership for administrative expenses were $16,893 in 2000. Reimbursements made to the general partner by the Venture for overhead and administrative expenses were $101,073 and $3,545,252 in 1999 and 1998, respectively, of which $9,279 and $325,454 were attributable to the Partnership in 1999 and 1998, respectively. Such charges were included in operating costs in the accompanying Statements of Operations during the periods that the Venture operated its cable television systems. Subsequent to the sale of the Venture's final cable television system, such charges were included in Other, net in the accompanying Statements of Operations.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     Prior to the sale of its cable television systems in 1998, the Venture received programming from Superaudio, Knowledge TV, Inc., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable until April 7, 1999 (see Note 1).

     Payments to Superaudio by the Venture totaled $90,778 in 1998, of which $8,333 was attributable to the Partnership. Payments to Knowledge TV, Inc. by the Venture totaled $97,965 in 1998, of which $8,993 was attributable to the Partnership. Payments to Great American Country, Inc., by the Venture totaled $91,227 in 1998, of which $8,375 was attributable to the Partnership.

     Prior to the sale of its cable television systems in 1998, the Venture received a commission from Product Information Network based on a percentage of advertising sales and number of subscribers. Product Information Network paid commissions to the Venture totaling $193,110 in 1998, of which $17,728 was attributable to the Partnership.

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

(5)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Litigation Challenging Jones Intercable's Acquisitions of the Albuquerque
     -------------------------------------------------------------------------
and the Palmdale Systems
------------------------

     In June 1999, Jones Intercable was named a defendant in a case captioned

City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable
-------------------------------------------------------------------------------
TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v. Jones
-----------------------------------------------------------------------
Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D,
-----------------------------------------------------------------------------
Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District Court,
---------------------------------------------------------
District of Colorado, Civil Action No. 99-WM-1155) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to the Venture in connection with the Venture's sale of the Palmdale, California cable television system (the "Palmdale System") to a subsidiary of Jones Intercable in December 1998. The complaint alleges that Jones Intercable acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the partnerships' funds to finance Jones Intercable's defense of this litigation.

     In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG
-------------------------------------------------------------------------
Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R.
--------------------------------------------------------------------------------
Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable
--------------------------------------------------------------------------------
TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.,
--------------------------------------------------------------------------
nominal defendants (U.S. District Court, District of Colorado, Civil Action No.
------------------
99-B-1508) ("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

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

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact. During 2000, the District Court denied Jones Intercable's pending motions to dismiss these cases, and, in February 2001, a scheduling conference was held among the parties to this litigation at which the District Court set deadlines for the various activities in these cases. No discovery has yet occurred, but discovery is expected to begin in 2001 and continue into 2002.

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

Litigation Relating to Limited Partnership List Requests
--------------------------------------------------------

     In July 1999, Jones Intercable, each of its subsidiaries that served as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632). In March 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast Corporation. In August 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., an indirect wholly owned subsidiary of Comcast Corporation. As a result of these transactions, Jones Intercable no longer exists and Comcast Cable Communications, Inc. is now the general partner or the parent of the managing general partner of each of the defendant partnerships.

     Plaintiffs allege that certain of them formed a plan to acquire up to 4.9 percent of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs' leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. By a stipulation of the parties entered by the Court in July 2000, the claims of KM Investments were stayed and a final judgment as to claims of the other plaintiffs were entered, thereby facilitating an appeal in the action without the need for pretrial, and potentially trial, proceedings as to KM Investments alone. In August 2000, all plaintiffs except KM Investments filed a notice of appeal of the judgment of the Court. Briefing in that appeal, which is to the California State Court of Appeal for the Second Appellate District, is now underway. The appellants' brief was filed in January 2001 and respondents' responsive brief was filed in March 2001. Appellants now have the opportunity to file a reply brief and the Court of Appeal will schedule an oral argument on the matter.

     The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.

(6)  UNAUDITED SUPPLEMENTARY DATA
     ----------------------------

     Selected unaudited quarterly financial information is presented below:

                                                                 2000
                                       --------------------------------------------------------------
                                                       Three Months Ended
                                       -------------------------------------------------   Year Ended
                                       March 31,  June 30,   September 30,  December 31,  December 31,
                                       ---------  ---------  -------------  ------------  ------------
Revenues                               $     --   $     --     $     --      $     --       $     --
Operating loss                         $     --   $     --     $     --      $     --       $     --
Equity in net income of cable
  television joint venture             $     --   $   3,024    $   3,328     $     --       $   6,352
Net loss                               $ (18,135) $ (14,579)   $  (5,877)    $ (21,641)     $ (60,232)
Net loss per limited partnership unit  $   (0.12) $   (0.10)   $   (0.04)    $   (0.15)     $   (0.41)
Weighted average number of limited
  partnership units outstanding          111,035    111,035      111,035       111,035        111,035


                                                                 1999
                                       --------------------------------------------------------------
                                                       Three Months Ended
                                       -------------------------------------------------   Year Ended
                                       March 31,  June 30,   September 30,  December 31,  December 31,
                                       ---------  ---------  -------------  ------------  ------------
Revenues                               $     --   $     --     $     --      $     --       $     --
Operating loss                         $     --   $     --     $     --      $     --       $     --
Equity in net income (loss) of cable
  television joint venture             $ (41,661) $  30,144    $  (5,529)    $   7,398      $  (9,648)
Net loss (loss)                        $ (41,661) $  22,949    $  (9,569)    $ (10,054)     $ (38,335)
Net income (loss) per limited
  partnership unit                     $   (0.37) $    0.20    $   (0.08)    $   (0.01)     $   (0.26)
Weighted average number of limited
  partnership units outstanding          111,035    111,035      111,035       111,035        111,035

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------


To the Partners of Cable TV Fund 12-BCD Venture:

     We have audited the accompanying balance sheets of CABLE TV FUND 12-BCD VENTURE (a Colorado general partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-BCD Venture as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.







Denver, Colorado,
February 23, 2001.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                                BALANCE SHEETS
                                --------------


                                                         December 31,
                                               -------------------------------
                 ASSETS                             2000             1999
                 ------                        --------------   --------------

Cash and cash equivalents                      $          --    $          302

Receivable from affiliates                                --         2,326,853
                                               --------------   --------------
    Total assets                               $          --    $    2,327,155
                                               ==============   ==============



    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------

COMMITMENTS AND CONTINGENCIES (Note 5)

PARTNERS' CAPITAL:
  Contributed capital                          $  135,490,944   $  135,490,944
  Distributions                                  (271,497,346)    (269,101,000)
  Accumulated earnings                            136,006,402      135,937,211
                                               --------------   --------------
                                               $          --         2,327,155

                                               --------------   --------------
    Total liabilities and partners' capital    $          --    $    2,327,155
                                               ==============   ==============


                The accompanying notes to financial statements
                 are an integral part of these balance sheets.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                           STATEMENTS OF OPERATIONS
                           ------------------------


                                                                 For the Year Ended
                                                                     December 31,
                                                        ----------------------------------------
                                                          2000          1999            1998
                                                        -------      ---------      ------------
REVENUES                                                $     -      $       -      $ 59,492,754

COSTS AND EXPENSES:
  Operating expenses                                          -              -        32,547,366
  Management fees and allocated
    overhead from Jones Intercable                            -              -         6,519,890
  Depreciation and amortization                               -              -        16,500,689
                                                        -------      ---------      ------------

OPERATING INCOME                                              -              -         3,924,809
                                                        -------      ---------      ------------

OTHER INCOME (EXPENSE):
  Interest expense                                            -              -        (7,031,582)
  Interest income                                        69,191        276,708                 -
  Gain on sales of cable television systems                   -              -       248,449,739
  Other, net                                                  -       (381,802)       (1,619,987)
                                                        -------      ---------      ------------

      Total other income (expense), net                  69,191       (105,094)      239,798,170
                                                        -------      ---------      ------------

NET INCOME (LOSS)                                       $69,191      $(105,094)     $243,722,979
                                                        =======      =========      ============

                The accompanying notes to financial statements
                   are an integral part of these statements.

                         CABLE TV FUND 12-BCD VENTURE
                         -----------------------------
                            (A General Partnership)

                   STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)
                   -----------------------------------------

                                                               For the Year Ended
                                                                   December 31,
                                                  ----------------------------------------------
                                                      2000            1999             1998
                                                  -----------      ----------      -------------
CABLE TV FUND 12-B, LTD.  (9%):
   Balance, beginning of year                     $   213,622      $  223,270      $  (2,592,136)
   Net income (loss) for year                           6,352          (9,648)        22,468,979
   Distributions                                     (219,974)              -        (19,653,573)
                                                  -----------      ----------      -------------

   Balance, end of year                           $         -      $  213,622      $     223,270
                                                  ===========      ==========      =============

CABLE TV FUND 12-C, LTD.  (15%):
   Balance, beginning of year                     $   355,536      $  371,594      $  (4,313,801)
   Net income (loss) for year                          10,572         (16,058)        37,395,261
   Distributions                                     (366,108)              -        (32,709,866)
                                                  -----------      ----------      -------------

   Balance, end of year                           $         -      $  355,536      $     371,594
                                                  ===========      ==========      =============

CABLE TV FUND 12-D, LTD.  (76%):
   Balance, beginning of year                     $ 1,757,997      $1,837,385      $ (20,283,793)
   Net income (loss) for year                          52,267         (79,388)       183,858,739
   Distributions                                   (1,810,264)              -       (161,737,561)
                                                  -----------      ----------      -------------

   Balance, end of year                           $         -      $1,757,997      $   1,837,385
                                                  ===========      ==========      =============

TOTAL:
   Balance, beginning of year                     $ 2,327,155      $2,432,249      $ (27,189,730)
   Net income (loss) for year                          69,191        (105,094)       243,722,979
   Distributions                                   (2,396,346)              -       (214,101,000)
                                                  -----------      ----------      -------------

   Balance, end of year                           $         -      $2,327,155      $   2,432,249
                                                  ===========      ==========      =============

                The accompanying notes to financial statements
                   are an integral part of these statements.

                         CABLE TV FUND 12-BCD VENTURE
                         ----------------------------
                            (A General Partnership)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                                                                     For the Year Ended
                                                                                         December 31,
                                                                    ------------------------------------------------------
                                                                        2000                1999                 1998
                                                                    -----------         ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                 $    69,191         $   (105,094)        $ 243,722,979
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
          Depreciation and amortization                                       -                    -            16,500,689
          Gain on sales of cable television systems                           -                    -          (248,449,739)
          Decrease in trade receivables, net                                  -                    -             4,456,904
          Decrease in deposits, prepaid expenses
            and deferred charges                                              -                    -             1,625,590
          Decrease in accounts payable and accrued liabilities
                and subscriber prepayments                                    -              (18,000)           (7,083,021)
          Transactions with affiliates                                2,326,853           (2,376,604)                    -
                                                                    ------------        -------------        --------------

          Net cash provided by (used in) operating activities         2,396,044           (2,499,698)           10,773,402
                                                                    ------------        -------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                                     -                    -           (12,774,851)
  Proceeds from sales of cable television systems                             -                    -           361,168,467
                                                                    ------------        -------------        --------------

          Net cash provided by investing activities                           -                    -           348,393,616
                                                                    ------------        -------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings                                                    -                    -            12,236,298
  Repayment of debt                                                           -                    -          (156,544,760)
  Distribution to limited partners                                            -          (50,481,940)          (90,101,856)
  Distribution to general partner                                             -                    -           (21,153,765)
  Distribution to venture partners                                   (2,396,346)         (16,343,811)          (36,019,628)
                                                                    ------------        -------------        --------------

          Net cash used in financing activities                      (2,396,346)         (66,825,751)         (291,583,711)
                                                                    ------------        -------------        --------------

Increase (decrease) in cash                                                (302)         (69,325,449)           67,583,307

Cash, beginning of year                                                     302           69,325,751             1,742,444
                                                                    ------------        -------------        --------------

Cash, end of year                                                   $         -         $        302         $  69,325,751
                                                                    ============        =============        ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
  Interest paid                                                     $         -         $          -         $   9,296,224
                                                                    ============        =============        ==============

NON-CASH TRANSACTIONS:
  Accrued distributions                                             $         -         $          -         $  66,825,751
                                                                    ============        =============        ==============

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

                          CABLE TV FUND 12-BCD VENTURE
                          ----------------------------
                            (A General Partnership)

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


(1)  ORGANIZATION AND PARTNERS' INTERESTS
     ------------------------------------

     Formation and Business
     ----------------------

     On March 17, 1986, Cable TV Fund 12-B, Ltd. ("Fund 12-B"), Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Cable TV Fund 12-D, Ltd. ("Fund 12-D") (collectively, the "Venture Partners") formed Cable TV Fund 12-BCD Venture (the "Venture"). The Venture was formed for the purpose of acquiring certain cable television systems. The Venture owned the cable television systems serving Tampa, Florida (the "Tampa System"), Albuquerque, New Mexico (the "Albuquerque System") and Palmdale, California (the "Palmdale System"). The Venture was liquidated in 2000 but it will not be dissolved until after all pending litigation relating to the Venture has been resolved and terminated.

     New General Partner
     -------------------

     On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable") the general partner of Fund 12-B, Fund 12-C and Fund 12-D until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), an indirect wholly owned subsidiary of Comcast. Comcast Cable is now the general partner of Fund 12-B, Fund 12-C and Fund 12-D. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

     Cable Television System Sales by the Venture
     --------------------------------------------

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

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Accounting Records
     ------------------

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The Venture's tax returns were also prepared on the accrual basis.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents
     -------------------------

     For purposes of the Statements of Cash Flows, the Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

     Reclassifications
     -----------------

     Certain prior year amounts have been reclassified to conform with the 2000 presentation.

(3)  TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES
     ----------------------------------------------------

     Management Fees, Distribution Ratios and Reimbursements
     -------------------------------------------------------

     Jones Intercable managed the Venture and received a fee for its services equal to 5 percent of the gross revenues of the Venture, excluding revenues from the sale of cable television systems or franchises. Jones Intercable did not receive a management fee after December 31, 1998. Management fees paid to Jones Intercable by the Venture were $2,974,638 during 1998.

     The Venture reimbursed its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Venture and its constituent partnerships. Such services, and their related costs, are necessary to the administration of the Venture and its constituent partnerships until they are dissolved. Reimbursements made to the general partner by the Venture for overhead and administrative expenses were $101,073 and $3,545,252 in 1999 and 1998, respectively. Such charges were included in operating costs in the accompanying Statements of Operations during the periods that the Venture operated its cable television systems. Subsequent to the sale of the Venture's final cable television system, such charges were included in Other, net in the accompanying Statements of Operations.

     Payments to/from Affiliates for Programming Services
     ----------------------------------------------------

     Prior to the sale of its cable television systems in 1998, the Venture received programming from Superaudio, Knowledge TV, Inc., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable until April 7, 1999 (see Note 1).

     Payments to Superaudio, Knowledge TV, Inc, and Great American Country, Inc., by the Venture totaled $90,778 $97,965 and $91,227, respectively, in 1998.

     Prior to the sale of its cable television systems in 1998, the Venture received a commission from Product Information Network based on a percentage of advertising sales and number of subscribers. Product Information Network paid commissions to the Venture totaling $193,110 in 1998.

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

(5)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

Litigation Challenging Jones Intercable's Acquisitions of the Albuquerque and
-----------------------------------------------------------------------------
Palmdale Systems
----------------

     In June 1999, Jones Intercable was named a defendant in a case captioned

City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable
-------------------------------------------------------------------------------
TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v. Jones
-----------------------------------------------------------------------
Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D,
-----------------------------------------------------------------------------
Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District Court,
---------------------------------------------------------
District of Colorado, Civil Action No. 99-WM-1155) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to the Venture in connection with the Venture's sale of the Palmdale, California cable television system (the "Palmdale System") to a subsidiary of Jones Intercable in December 1998. The complaint alleges that Jones Intercable acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the partnerships' funds to finance Jones Intercable's defense of this litigation.

     In August 1999, Jones Intercable was named a defendant in a case captioned

Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG
-------------------------------------------------------------------------
Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R.
--------------------------------------------------------------------------------
Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable
--------------------------------------------------------------------------------
TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd.,
--------------------------------------------------------------------------
nominal defendants (U.S. District Court, District of Colorado, Civil Action No.
------------------
99-B-1508) ("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

     In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v.
          --------------------------------------------------------------------
Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B,
-----------------------------------------------------------------------------
Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A,
-----------------------------------------------------------------------------
Ltd. and Cable TV Fund 14-B, Ltd.,
----------------------------------
nominal defendants (U.S. District Court, District of Colorado, Civil Action No.
-------------------
99-WM-1702) ("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.
                                                      -------------

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

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County systems because these cases involve common questions of law and fact. During 2000, the District Court denied Jones Intercable's pending motions to dismiss these cases, and, in February 2001, a scheduling conference was held among the parties to this litigation at which the District Court set deadlines for the various activities in these cases. No discovery has yet occurred, but discovery is expected to begin in 2001 and continue into 2002.

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

Litigation Relating to Limited Partnership List Requests
--------------------------------------------------------

     In July 1999, Jones Intercable, each of its subsidiaries that served as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties,
                               -------------------------------------------------
LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones
----------------------------------------------------------------------------
Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State
------------------------------------
of California, Case No. BC 213632). In March 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast Corporation. In August 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., an indirect wholly owned subsidiary of Comcast Corporation. As a result of these transactions, Jones Intercable no longer exists and Comcast Cable Communications, Inc. is now the general partner or the parent of the managing general partner of each of the defendant partnerships.

     Plaintiffs allege that certain of them formed a plan to acquire up to 4.9 percent of the limited partnership interests in each of the managed partnerships named as defendants, and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with lists of the names and addresses of the limited partners of these partnerships. The complaint alleges that Jones Intercable's actions constituted a breach of contract, a breach of Jones Intercable's implied covenant of good faith and fair dealing owed to the plaintiffs as limited partners, a breach of Jones Intercable's fiduciary duty owed to the plaintiffs as limited partners and tortious interference with prospective economic advantage. Plaintiffs allege that Jones Intercable's failure to provide them with the partnership lists prevented them from making their tender offers and that they have been injured by such action in an amount to be proved at trial, but not less than $17 million.

     In September 1999, Jones Intercable and the defendant subsidiaries and managed partnerships filed a notice of demurrers to the plaintiffs' complaint and a hearing on this matter was held in October 1999. In December 1999, the Court sustained the defendants' demurrers in part but the Court gave the plaintiffs' leave to amend their complaint to attempt to cure the deficiencies in the pleadings. The plaintiffs filed their first amended complaint in January 2000. Defendants demurred to the amended complaint in March 2000. In May 2000, the Court sustained the defendants' demurrers without leave to amend as to all plaintiffs except KM Investments, the sole plaintiff that was a limited partner in any of the partnerships, thereby dismissing all claims on the merits except those of KM Investments. By a stipulation of the parties entered by the Court in July 2000, the claims of KM Investments were stayed and a final judgment as to claims of the other plaintiffs were entered, thereby facilitating an appeal in the action without the need for pretrial, and potentially trial, proceedings as to KM Investments alone. In August 2000, all plaintiffs except KM Investments filed a notice of appeal of the judgment of the Court. Briefing in that appeal, which is to the California State Court of Appeal for the Second Appellate District, is now underway. The appellants' brief was filed in January 2001 and respondents' responsive brief was filed in March 2001. Appellants now have the opportunity to file a reply brief and the Court of Appeal will schedule an oral argument on the matter.

     The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend this lawsuit vigorously.


(6)  SUPPLEMENTARY PROFIT AND LOSS INFORMATION
     -----------------------------------------

     Supplementary profit and loss information is presented below:


                                For the Year Ended December 31,
                                -------------------------------
                                  2000      1999       1998
                                --------  --------  -----------

     Maintenance and repairs    $      -  $      -  $   394,740
                                ========  ========  ===========

     Taxes, other than income
      and payroll taxes         $      -  $      -  $   711,408
                                ========  ========  ===========

     Advertising                $      -  $      -  $ 1,260,705
                                ========  ========  ===========

     Depreciation of property,
      plant and equipment       $      -  $      -  $14,207,696
                                ========  ========  ===========

     Amortization of intangible
      assets                    $      -  $      -  $ 2,292,993
                                ========  ========  ===========


            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            --------------------------------------------------------
                       ACCOUNTING AND FINANCIAL DISCLOSURE
                       -----------------------------------

     None.


                                    PART III.
                                    ---------

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           -----------------------------------------------------------

     The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

     Ralph J. Roberts is Chairman of the General Partner's Board of Directors. Mr. Roberts served as Chairman of Jones Intercable, Inc.'s Board of Directors from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Roberts has served as a Director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts has been the President and a Director of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder, for more than five years. Mr. Roberts is the father of Brian L. Roberts. He is 81 years old.

     Brian L. Roberts is Vice Chairman of the General Partner's Board of Directors. Mr. Roberts served as President and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Roberts has served as the President and as a Director of Comcast Corporation for more than five years. Mr. Roberts also serves as Vice President and as a Director of Sural Corporation. Mr. Roberts is the Principal Executive Officer of the General Partner and of Comcast Corporation. He also is a Director of The Bank of New York. Mr. Roberts is a son of Ralph J. Roberts. He is 41 years old.

     Lawrence S. Smith is Executive Vice President and a Director of the General Partner. Mr. Smith served as an Executive Vice President and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Smith has served as an Executive Vice President of Comcast Corporation for more than five years. He is 53 years old.

     Stanley L. Wang is Executive Vice President and Secretary and a Director of the General Partner. Mr. Wang served as Senior Vice President and Secretary and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Wang has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as a Senior Vice President and as Secretary and General Counsel of Comcast Corporation for more than five years. He is 60 years old.

     John R. Alchin is Executive Vice President and Treasurer of the General Partner. Mr. Alchin served as Senior Vice President and Treasurer and a Director of Jones Intercable, Inc. from April 1999 until its merger with Comcast JOIN Holdings, Inc. in March 2000. Mr. Alchin has served as an Executive Vice President of Comcast Corporation since February 2000. Prior to that time, he served as a Senior Vice President and as Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 52 years old.

     Lawrence J. Salva joined Comcast Corporation in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years. Mr. Salva is a Senior Vice President and the Principal Accounting Officer of the General Partner and of Comcast Corporation. He is 45 years old.

                         ITEM 11. EXECUTIVE COMPENSATION
                         -------------------------------

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

      ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS
      ---------------------------------------------------------------------

     As of December 31, 2000, no person or entity owned more than 5% of the limited partnership interests of the Partnership.

             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             -------------------------------------------------------

     The Partnership and the Venture reimburse the Partnership's general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, tax, accounting, legal and investor relations services to the Partnership and the Venture. The Partnership and the Venture will continue to reimburse the Partnership's general partner for actual time spent on Partnership and Venture business by employees of Comcast until the Partnership and the Venture are liquidated and dissolved. During the year ended December 31, 2000, such reimbursements made by the Partnership totaled $16,893. The Venture made no such reimbursements in 2000.

                                    PART IV.

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
    ------------------------------------------------------------------------

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

                                       CABLE TV FUND 12-B, LTD.,
                                       a Colorado limited partnership
                                       By: Comcast Cable Communications, Inc.,
                                           a Delaware corporation,
                                           its general partner


                                       By: /s/ Brian L. Roberts
                                           -------------------------------------
                                           Brian L. Roberts
Dated:        March 28, 2001               Vice Chairman; Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       By: /s/ Ralph J. Roberts
                                           -------------------------------------
                                           Ralph J. Roberts
Dated:        March 28, 2001               Chairman; Director


                                       By: /s/ Brian L. Roberts
                                           -------------------------------------
                                           Brian L. Roberts
                                           Vice Chairman; Director
Dated:        March 28, 2001               (Principal Executive Officer)


                                       By: /s/ Lawrence S. Smith
                                           -------------------------------------
                                           Lawrence S. Smith
Dated:        March 28, 2001               Executive Vice President; Director


                                       By: /s/ Stanley L. Wang
                                           -------------------------------------
                                           Stanley L. Wang
Dated:        March 28, 2001               Executive Vice President; Secretary;
                                           Director


                                       By: /s/ John R. Alchin
                                           -------------------------------------
                                           John R. Alchin

                                           Executive Vice President; Treasurer
Dated:        March 28, 2001               (Principal Financial Officer)


                                       By: /s/ Lawrence J. Salva
                                           -------------------------------------
                                           Lawrence J. Salva
                                           Senior Vice President
Dated:        March 28, 2001               (Principal Accounting Officer)