Form 10-Q
period 2001-03-31
CABLE TV FUND 12-B LTD
filed 2001-05-15
CIK 774557

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended

                                 MARCH 31, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the transition period from __________ to __________


                         Commission File Number: 0-13807

                             CABLE TV FUND 12-B, LTD
                Exact name of registrant as specified in charter

          Colorado                                      #84-0969999
--------------------------------------------------------------------------------
   State of organization                          I.R.S. employer I.D. #

                             c/o Comcast Corporation
                 1500 Market Street, Philadelphia, PA 19102-2148
--------------------------------------------------------------------------------
                      Address of principal executive office

                                 (215) 665-1700
--------------------------------------------------------------------------------
                          Registrant's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes  X                         No
                         ------                        -------

                                                    CABLE TV FUND 12-B, LTD.
                                                    (A Limited Partnership)

                                                    CONDENSED BALANCE SHEET
                                                          (Unaudited)

                                                                                          March 31,            December 31,
                                        ASSETS                                              2001                   2000
                                        ------                                         ----------------       ----------------
Cash                                                                                          $118,336               $140,393
                                                                                       ----------------       ----------------

                                                                                              $118,336               $140,393
                                                                                       ================       ================


                           LIABILITIES AND PARTNERS' CAPITAL
                           ---------------------------------

LIABILITIES:
   Advances from affiliates.....................................................                $2,380                $15,690
                                                                                       ----------------       ----------------

         Total liabilities......................................................                 2,380                 15,690
                                                                                       ----------------       ----------------

PARTNERS' CAPITAL:
   General Partner-
     Contributed capital........................................................                 1,000                  1,000
     Distributions..............................................................           (19,696,268)           (19,696,268)
     Accumulated earnings.......................................................            19,724,257             19,726,444
                                                                                       ----------------       ----------------

                                                                                                28,989                 31,176
                                                                                       ----------------       ----------------

Limited Partners-
   Net contributed capital (111,035 units outstanding
     at March 31, 2001 and December 31, 2000)...................................            47,645,060             47,645,060
   Distributions................................................................          (114,620,017)          (114,620,017)
   Accumulated earnings.........................................................            67,061,924             67,068,484
                                                                                       ----------------       ----------------

                                                                                                86,967                 93,527
                                                                                       ----------------       ----------------

                                                                                              $118,336               $140,393
                                                                                       ================       ================


                                          See notes to condensed financial statements.

                                                CABLE TV FUND 12-B, LTD.
                                                (A Limited Partnership)

                                           CONDENSED STATEMENT OF OPERATIONS
                                                      (Unaudited)

                                                                                         For the Three Months Ended
                                                                                                  March 31,
                                                                                           2001              2000
                                                                                        ------------      ------------
OTHER (EXPENSE) INCOME:
   Interest income..............................................................                $62
   Equity in net loss of cable television joint venture.........................                              ($6,162)
   Other, net...................................................................             (8,809)          (11,973)
                                                                                        ------------      ------------

NET LOSS........................................................................            ($8,747)         ($18,135)
                                                                                        ============      ============

ALLOCATION OF NET LOSS:
   General Partner..............................................................           ($2,187)           ($4,534)
                                                                                        ============      ============

   Limited Partners.............................................................           ($6,560)          ($13,601)
                                                                                        ============      ============

NET LOSS PER LIMITED
   PARTNERSHIP UNIT.............................................................            ($0.06)            ($0.12)
                                                                                        ============      ============

WEIGHTED AVERAGE NUMBER OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING............................................................            111,035           111,035
                                                                                        ============      ============


                                      See notes to condensed financial statements.

                                                CABLE TV FUND 12-B, LTD.
                                                (A Limited Partnership)

                                           CONDENSED STATEMENT OF CASH FLOWS
                                                      (Unaudited)

                                                                                       For the Three Months Ended
                                                                                               March 31,
                                                                                       2001                  2000
                                                                                   -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................        ($8,747)             ($18,135)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Equity in net loss of cable television joint venture.....................                                6,162
       (Decrease) increase in advances from affiliates..........................        (13,310)               11,973
                                                                                   -------------         -------------

         Net cash used in operating activities..................................        (22,057)
                                                                                   -------------         -------------

Decrease in cash................................................................        (22,057)

Cash, beginning of period.......................................................        140,393
                                                                                   -------------         -------------

Cash, end of period.............................................................       $118,336
                                                                                   =============         =============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid................................................................            $59          $
                                                                                   =============         =============


                                      See notes to condensed financial statements.

                            CABLE TV FUND 12-B, LTD.
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

(1) The condensed balance sheet as of December 31, 2000 has been condensed from the audited balance sheet as of that date. The condensed balance sheet as of March 31, 2001 and the condensed statements of operations and of cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Cable TV Fund 12-B, Ltd. (the "Partnership") and have not been audited by the Partnership's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the period ended March 31, 2001 are not necessarily indicative of operating results for the full year.

         The Partnership owns no properties directly. The Partnership owns a 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture has sold all of its cable television systems. The Venture was liquidated in October 2000 and therefore, the Partnership has no investment in the Venture at March 31, 2001 or December 31, 2000. The Partnership and the Venture have continued in existence because of pending litigation in which the Partnership and the Venture are a party. It cannot be predicted when the Partnership and the Venture will be dissolved.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such charges were included in other, net in the accompanying condensed statement of operations. Reimbursements made to the general partner by the Partnership for administrative expenses during the three months ended March 31, 2001 were $4,457. Reimbursements made to the general partner by the Venture for administrative expenses for the three months ended March 31, 2000 were $52,920, of which $4,858 was attributable to the Partnership.

(3) Summarized financial information regarding the Venture, for the three months ended March 31, 2000, is presented below.


                       UNAUDITED STATEMENTS OF OPERATIONS

                                                             For the Three
                                                             Months Ended
                                                               March 31,
                                                                 2000
                                                           ------------------

   Other, net.......................................                ($67,126)
                                                           ------------------

         Consolidated loss..........................                ($67,126)
                                                           ==================

                            CABLE TV FUND 12-B, LTD.
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


FINANCIAL CONDITION

         The Venture was liquidated in October 2000 and therefore, the Partnership has no investment in the Venture at March 31, 2001. The only asset of the Partnership at March 31, 2001 was its cash on hand which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership and the Venture have continued in existence because of pending litigation in which the Partnership and the Venture are a party. It cannot be predicted when the Partnership and the Venture will be dissolved.

RESULTS OF OPERATIONS

         The Venture has sold all of its cable television systems and was liquidated in October 2000. Other expense of $8,809 incurred in the first quarter of 2001 by the Partnership related to various costs associated with the administration of the Partnership.



                           Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits

              None.

         b)   Reports on Form 8-K

              None.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CABLE TV FUND 12-B, LTD.

                                   BY:   COMCAST CABLE COMMUNICATIONS, INC.
                                         ------------------------------------
                                         General Partner


                                   By:   /S/ Lawrence J. Salva
                                         ------------------------------------
                                         Lawrence J. Salva
                                         Senior Vice President
                                         (Principal Accounting Officer)


Dated:  May 15, 2001