Form 10-Q
period 2001-06-30
CABLE TV FUND 12-B LTD
filed 2001-08-14
CIK 774557

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)
[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended

                                 JUNE 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________

                         Commission File Number: 0-13807

                             CABLE TV FUND 12-B, LTD
                Exact name of registrant as specified in charter

       Colorado                                           #84-0969999
----------------------------                  ----------------------------------
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

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                             CONDENSED BALANCE SHEET
                             -----------------------
                                   (Unaudited)


                                                                                           June 30,             December 31,
                                        ASSETS                                               2001                   2000
                                        ------                                          --------------        ---------------
Cash                                                                                           $92,275               $140,393
                                                                                        --------------        ---------------

                                                                                               $92,275               $140,393
                                                                                        ==============        ===============


                           LIABILITIES AND PARTNERS' CAPITAL
                           ---------------------------------

LIABILITIES:
   Advances from affiliates.....................................................                $6,579                $15,690
                                                                                        --------------        ---------------

         Total liabilities......................................................                 6,579                 15,690
                                                                                        --------------        ---------------

PARTNERS' CAPITAL:
   General Partner-
     Contributed capital........................................................                 1,000                  1,000
     Distributions..............................................................           (19,696,268)           (19,696,268)
     Accumulated earnings.......................................................            19,716,692             19,726,444
                                                                                        --------------        ---------------

                                                                                                21,424                 31,176
                                                                                        --------------        ---------------

Limited Partners-
   Net contributed capital (111,035 units outstanding
     at June 30, 2001 and December 31, 2000)....................................            47,645,060             47,645,060
   Distributions................................................................          (114,620,017)          (114,620,017)
   Accumulated earnings.........................................................            67,039,229             67,068,484
                                                                                        --------------        ---------------

                                                                                                64,272                 93,527
                                                                                        --------------        ---------------

                                                                                               $92,275               $140,393
                                                                                        ==============        ===============

                  See notes to condensed financial statements.

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF OPERATIONS
                        ---------------------------------
                                   (Unaudited)

                                                                      Three Months Ended                  Six Months Ended
                                                                           June 30,                           June 30,
                                                                     2001             2000              2001            2000
                                                                 -----------       -----------       ----------      ----------
OTHER INCOME (EXPENSE):
   Interest income............................................        $1,491                             $1,553
   Other, net.................................................       (31,751)         ($14,579)         (40,560)       ($32,714)
                                                                 -----------       -----------       ----------      ----------

NET LOSS......................................................      ($30,260)         ($14,579)        ($39,007)       ($32,714)
                                                                 ===========       ===========       ==========      ==========

ALLOCATION OF NET LOSS:
   General Partner............................................       ($7,565)          ($3,644)         ($9,752)        ($8,178)
                                                                 ===========       ===========       ==========      ==========

   Limited Partners...........................................      ($22,695)         ($10,935)        ($29,255)       ($24,536)
                                                                 ===========       ===========       ==========      ==========

NET LOSS PER LIMITED
   PARTNERSHIP UNIT...........................................        ($0.20)           ($0.10)          ($0.26)         ($0.22)
                                                                 ===========       ===========       ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING..............................       111,035           111,035          111,035         111,035
                                                                 ===========       ===========       ==========      ==========

                  See notes to condensed financial statements.

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                        2001                 2000
                                                                                    -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................       ($39,007)             ($32,714)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       (Decrease) increase in advances from affiliates..........................         (9,111)               32,714
                                                                                    -----------          ------------

         Net cash used in operating activities..................................        (48,118)

Cash, beginning of period.......................................................        140,393
                                                                                    -----------          ------------

Cash, end of period.............................................................        $92,275
                                                                                    ===========          ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid................................................................            $59                  $649
                                                                                    ===========          ============


                  See notes to condensed financial statements.

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (Unaudited)

(1) The condensed balance sheet as of December 31, 2000 has been condensed from the audited balance sheet as of that date. The condensed balance sheet as of June 30, 2001, the condensed statement of operations for the three and six months ended June 30, 2001 and 2000, and the condensed statement of cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Cable TV Fund 12-B, Ltd. (the "Partnership") and have not been audited by the Partnership's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2001 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of operating results for the full year.

         The Partnership owns no properties directly. The Partnership owns a 9% interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture has sold all of its cable television systems. The Venture was liquidated in October 2000 and therefore, the Partnership has no investment in the Venture at June 30, 2001 or December 31, 2000. The Partnership and the Venture have continued in existence because of pending litigation in which the Partnership and the Venture are a party. It cannot be predicted when the Partnership and the Venture will be dissolved.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such charges were included in Other, net in the accompanying condensed statement of operations. Reimbursements made to the general partner by the Partnership for administrative expenses during the three and six month periods ended June 30, 2001 were $3,030 and $7,487, respectively. Reimbursements made to the general partner by the Venture for administrative expenses for the three and six month periods ended June 30, 2000 were $44,770 and $97,690, respectively, of which $4,110 and $8,968, respectively, was attributable to the Partnership.

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------


FINANCIAL CONDITION
-------------------

         The Venture was liquidated in October 2000 and therefore, the Partnership has no investment in the Venture at June 30, 2001. The only asset of the Partnership at June 30, 2001 was its cash on hand which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership and the Venture have continued in existence because of pending litigation in which the Partnership and the Venture are a party. It cannot be predicted when the Partnership and the Venture will be dissolved.

RESULTS OF OPERATIONS
---------------------

         The Venture has sold all of its cable television systems and was liquidated in October 2000. Other expense of $40,560 incurred in the first six months of 2001 by the Partnership related to various costs associated with the administration of the Partnership.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Partnership is a nominal defendant in several cases consolidated under the caption City Partnership Co., derivatively on behalf of Cable TV Fund 14-B, Ltd., plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 14-B, Ltd., nominal defendant (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1051)(consolidated with 99-WM-1155, 99-WM-1702, 99-B-1508,
99-B-1604, 99-B-1751 and 99-B-1778). The plaintiffs in these cases are challenging the terms of, and the procedures of the limited partner votes approving, Jones Intercable's acquisitions of the cable television systems serving Albuquerque, New Mexico, Calvert County, Maryland and Palmdale and Littlerock, California formerly owned by the Partnership and/or other partnerships of which Jones Intercable was the general partner. Comcast Cable Communications, Inc. is the Partnership's current general partner as successor to Jones Intercable. The cases are presented as both class and derivative actions. In June 2001, the plaintiffs filed a motion for class certification. In August 2001, defendant Comcast Cable Communications, Inc. filed a brief in opposition to plaintiffs' motion for class certification. A hearing on the motion is scheduled for September 2001. If the plaintiffs' motion for class certification is denied, the cases would proceed only as derivative actions.

         The Partnership was a defendant in a case captioned Everest Cable Investors, LLC, et al., plaintiffs v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. BC 213632) originally filed in July 1999. Plaintiffs alleged that certain of them formed a venture to acquire limited partnership interests in the Partnership and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with a list of the names and addresses of the limited partners of the Partnership. Plaintiffs alleged that their failure to obtain the partnership list prevented them from making a tender offer for the Partnership's limited partnership interests causing them economic loss. None of the plaintiffs is a limited partner of the Partnership but one of the plaintiffs alleged that it held a power of attorney from a limited partner of the Partnership. The trial court found that a holder of a power of attorney is not a real party in interest capable of suing on the rights of the principal and thus dismissed the case against the Partnership. The plaintiffs have chosen not to appeal this ruling of the trial court and thus the Partnership is no longer a party to this litigation.

Item 6.  Exhibits and Reports on Form 8-K.

         a)   Exhibits

              None.

         b)   Reports on Form 8-K

              None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CABLE TV FUND 12-B, LTD.

                                       BY:   COMCAST CABLE COMMUNICATIONS, INC.
                                             -----------------------------------
                                             General Partner


                                       By:   /S/ Lawrence J. Salva
                                             -----------------------------------
                                             Lawrence J. Salva
                                             Senior Vice President
                                             (Principal Accounting Officer)


Dated:  August 13, 2001