Form 10-Q
period 2001-09-30
CABLE TV FUND 12-B LTD
filed 2001-11-13
CIK 774557

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended
                               SEPTEMBER 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from __________ to __________

                         Commission File Number: 0-13807

                             CABLE TV FUND 12-B, LTD
                Exact name of registrant as specified in charter

            Colorado                                        #84-0969999
-------------------------------                    -----------------------------
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

                             CONDENSED BALANCE SHEET
                             -----------------------
                                   (Unaudited)

                                                                     September 30,          December 31,
                                        ASSETS                           2001                   2000
                                        ------                      ---------------        ---------------

Cash                                                                        $93,195               $140,393
                                                                    ---------------        ---------------

                                                                            $93,195               $140,393
                                                                    ===============        ===============


                           LIABILITIES AND PARTNERS' CAPITAL
                           ---------------------------------

LIABILITIES:
   Advances from affiliates.....................................            $12,924                $15,690
                                                                    ---------------        ---------------

         Total liabilities......................................             12,924                 15,690
                                                                    ---------------        ---------------

PARTNERS' CAPITAL:
   General Partner-
     Contributed capital........................................              1,000                  1,000
     Distributions..............................................        (19,696,268)           (19,696,268)
     Accumulated earnings.......................................         19,715,336             19,726,444
                                                                    ---------------        ---------------

                                                                             20,068                 31,176
                                                                    ---------------        ---------------

Limited Partners-
   Net contributed capital (111,035 units outstanding
     at September 30, 2001 and December 31, 2000)...............         47,645,060             47,645,060
   Distributions................................................       (114,620,017)          (114,620,017)
   Accumulated earnings.........................................         67,035,160             67,068,484
                                                                    ---------------        ---------------

                                                                             60,203                 93,527
                                                                    ---------------        ---------------

                                                                            $93,195               $140,393
                                                                    ===============        ===============


                  See notes to condensed financial statements.

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF OPERATIONS
                        ---------------------------------
                                   (Unaudited)

                                                                      Three Months Ended                 Nine Months Ended
                                                                         September 30,                     September 30,
                                                                    2001              2000              2001            2000
                                                                 -----------       -----------       ----------      ----------

OTHER INCOME (EXPENSE):
   Interest income............................................          $920            $5,293           $2,473          $5,293
   Other, net.................................................        (6,345)          (11,170)         (46,905)        (43,884)
                                                                 -----------       -----------       ----------      ----------

NET LOSS......................................................       ($5,425)          ($5,877)        ($44,432)       ($38,591)
                                                                 ===========       ===========       ==========      ==========

ALLOCATION OF NET LOSS:
   General Partner............................................       ($1,356)          ($1,470)        ($11,108)        ($9,648)
                                                                 ===========       ===========       ==========      ==========

   Limited Partners...........................................       ($4,069)          ($4,407)        ($33,324)       ($28,943)
                                                                 ===========       ===========       ==========      ==========

NET LOSS PER LIMITED
   PARTNERSHIP UNIT...........................................        ($0.04)           ($0.04)          ($0.30)         ($0.26)
                                                                 ===========       ===========       ==========      ==========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING..............................       111,035           111,035          111,035         111,035
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

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                        CONDENSED STATEMENT OF CASH FLOWS
                        ---------------------------------
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                       2001                  2000
                                                                                   -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.....................................................................       ($44,432)             ($38,591)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       (Decrease) increase in advances from affiliates..........................         (2,766)                5,230
                                                                                   ------------          ------------

         Net cash used in operating activities..................................        (47,198)              (33,361)
                                                                                   ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Distribution from Cable Television Joint Venture.............................                              213,622
                                                                                   ------------          ------------

         Net cash provided by investing activities..............................                              213,622
                                                                                   ------------          ------------

(Decrease) increase in cash.....................................................        (47,198)              180,261

Cash, beginning of period.......................................................        140,393
                                                                                   ------------          ------------

Cash, end of period.............................................................        $93,195              $180,261
                                                                                   ============          ============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid................................................................            $59                  $649
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

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (Unaudited)

(1) The condensed balance sheet as of December 31, 2000 has been condensed from the audited balance sheet as of that date. The condensed balance sheet as of September 30, 2001, the condensed statement of operations for the three and nine months ended September 30, 2001 and 2000, and the condensed statement of cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Cable TV Fund 12-B, Ltd. (the "Partnership") and have not been audited by the Partnership's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2000 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of operating results for the full year.

         The Partnership owns no properties directly. The Partnership owns a 9% interest in Cable TV Fund 12-BCD Venture (the "Venture"). The Venture has sold all of its cable television systems. The Venture was liquidated in October 2000 and therefore, the Partnership has no investment in the Venture at September 30, 2001 or December 31, 2000. The Partnership and the Venture have continued in existence because of pending litigation in which the Partnership and the Venture are a party. It cannot be predicted when the Partnership and the Venture will be dissolved.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such charges were included in Other, net in the accompanying condensed statement of operations. Reimbursements made to the general partner by the Partnership for administrative expenses during the three and nine month periods ended September 30, 2001 were $2,902 and $10,389, respectively. Reimbursements made to the general partner by the Venture for administrative expenses for the three and nine month periods ended September 30, 2000 were $42,787 and $140,477, respectively, of which $3,928 and $12,896, respectively, was attributable to the Partnership.

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------


FINANCIAL CONDITION
-------------------

         The Venture was liquidated in October 2000 and therefore, the Partnership has no investment in the Venture at September 30, 2001. The only asset of the Partnership at September 30, 2001 was its cash on hand which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership and the Venture have continued in existence because of pending litigation in which the Partnership and the Venture are a party. It cannot be predicted when the Partnership and the Venture will be dissolved.

RESULTS OF OPERATIONS
---------------------

         The Venture has sold all of its cable television systems and was liquidated in October 2000. Other expense of $46,905 incurred in the first nine months of 2001 by the Partnership related to various costs associated with the administration of the Partnership.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Please refer to Part II - Item 1 of our June 30, 2001 Form 10-Q for a discussion of recent developments related to our legal proceedings.

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


Dated:  November 13, 2001