Form 10-K405
period 2001-12-31
CABLE TV FUND 12-B LTD
filed 2002-03-29
CIK 774557

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _____________ to _____________

                         Commission file number: 0-13807

                            CABLE TV FUND 12-B, LTD.
             (Exact name of registrant as specified in its charter)

               Colorado                                  #84-0969999
----------------------------------------    ------------------------------------
         State of organization                (IRS Employer Identification No.)

        c/o Comcast Corporation
          1500 Market Street,
      Philadelphia, PA 19102-2148                      (215) 665-1700
----------------------------------------    ------------------------------------
(Address of principal executive office           (Registrant's telephone no.
             and Zip Code)                          including area code)


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

                      Yes  X                          No
                         ------                         -------

Aggregate market value of the voting stock held by non-affiliates of the registrant: [Not Applicable]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                            CABLE TV FUND 12-B, LTD.
                          2001 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS

                                     PART I

Item 1   Business............................................................. 1
Item 2   Properties........................................................... 1
Item 3   Legal Proceedings.................................................... 1
Item 4   Submission of Matters to a Vote of Security Holders.................. 3

                                   PART II
Item 5   Market for the Registrant's Common Stock and
         Related Security Holder Matters...................................... 3
Item 6   Selected Financial Data.............................................. 3
Item 7   Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................ 3
Item 8   Financial Statements................................................. 4
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................25

                                  PART III
Item 10  Directors and Executive Officers of the Registrant...................25
Item 11  Executive Compensation...............................................25
Item 12  Security Ownership of Certain Beneficial Owners and Managers.........25
Item 13  Certain Relationships and Related Transactions.......................26
Item 14  Exhibits, Financial Statement Schedules and Reports on Form 8-K......26
SIGNATURES....................................................................27

     This Annual Report on Form 10-K is for the year ending December 31, 2001. This Annual Report modifies and supersedes documents filed by the Partnership prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows the Partnership to "incorporate by reference" into this Annual Report information that it files with the SEC, which means that the Partnership can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that the Partnership files with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that the Partnership or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

                                     PART I.
ITEM 1.       BUSINESS

     The Partnership. Cable TV Fund 12-B, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 12 Limited Partnership Program (the "Program"). Comcast Cable Communications, Inc., a Delaware corporation, is the General Partner of the Partnership (the "General Partner"). Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Cable TV Fund 12-D, Ltd. ("Fund 12-D") are other partnerships that were formed pursuant to the Program. In 1986, the Partnership, Fund 12-C and Fund 12-D formed a general partnership known as Cable TV Fund 12-BCD Venture (the "Venture"), in which the Partnership owns a 9% interest, Fund 12-C owns a 15% interest and Fund 12-D owns a 76% interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems. The Partnership no longer owns any cable television systems. The Partnership owns a 9% interest in the Venture. The Venture no longer owns any cable television systems.

     General Partner. On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.


ITEM 2.       PROPERTIES

     As of December 31, 2001, neither the Partnership nor the Venture owned any cable television systems.


ITEM 3.       LEGAL PROCEEDINGS

Litigation Challenging Jones Intercable's Acquisitions of the Albuquerque and Palmdale Systems

     In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1155) (the "City Partnership" case) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to the Venture in connection with the Venture's sale of the Palmdale, California cable communications system (the "Palmdale System") to a subsidiary of Jones Intercable in December 1998. The complaint alleges that Jones Intercable acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the partnerships' funds to finance Jones Intercable's defense of this litigation.

     In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1508) (the "Gramercy Park" case) brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Palmdale System, the Albuquerque, New Mexico cable communications system (the "Albuquerque System"), the Littlerock, California cable communications system (the "Littlerock System") and the Calvert County, Maryland cable communications system (the "Calvert County System") by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque System, the Palmdale System, the Littlerock System and the Calvert County System to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

     In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1702) ("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Schumacher plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

     In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1778) ("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Margolin plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

     In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County Systems because these cases involve common questions of law and fact. The cases are presented as both class and derivative actions. In June 2001, the plaintiffs filed a motion for class certification. In August 2001, the General Partner filed a brief in opposition to plaintiffs' motion for class certification. A hearing on the motion was held in October 2001. If the plaintiffs' motion for class certification is denied, the cases would proceed only as derivative actions.

     The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend these lawsuits vigorously.


Litigation Relating to Limited Partnership List Requests

     The Partnership was a defendant in a case captioned Everest Cable Investors, LLC, et al., plaintiffs v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. BC 213632) originally filed in July 1999. Plaintiffs alleged that certain of them formed a venture to acquire limited partnership interests in the Partnership and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with a list of the names and addresses of the limited partners of the Partnership. Plaintiffs alleged that their failure to obtain the partnership list prevented them from making a tender offer for the Partnership's limited partnership interests causing them economic loss. None of the plaintiffs is a limited partner of the Partnership but one of the plaintiffs alleged that it held a power of attorney from a limited partner of the Partnership. The trial court found that a holder of a power of attorney is not a real party in interest capable of suing on the rights of the principal and thus dismissed the case against the Partnership. The plaintiffs chose not to appeal this ruling of the trial court and thus the Partnership is no longer a party to this litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 2001, the number of equity security holders in the Partnership was 7,373.

ITEM 6.   SELECTED FINANCIAL DATA

                                                               For the Year Ended December 31,
                                        -------------------------------------------------------------------------
Cable TV Fund 12-B, Ltd.                   2001         2000           1999             1998              1997
------------------------                ----------   ----------     ----------       ----------        ----------
Equity in Net Income (Loss) of Cable
     Television Joint Venture...........   $              $6,352       ($9,648)     $22,468,979         ($440,479)
Net (Loss) Income.......................    (55,116)     (60,232)      (38,335)      22,413,631 (1)      (440,479)
Net (Loss) Income per Limited
     Partnership Unit...................       (.37)        (.41)         (.26)          155.36 (1)         (3.93)
Weighted Average Number of Limited
     Partnership Units Outstanding......    111,035      111,035       111,035          111,035           111,035
General Partner's Capital (Deficit).....     17,397       31,176        46,234           55,818          (193,733)
Limited Partners' Capital (Deficit).....     52,190       93,527       138,701          167,452        (2,343,055)
Total Assets............................     73,307      140,393       213,622        6,357,594            55,348
General Partner Advances................      3,720       15,690        28,687


                                                               For the Year Ended December 31,
                                        -------------------------------------------------------------------------
Cable TV Fund 12-BCD Venture               2001         2000           1999             1998              1997
-------------------------------         ----------   ----------     ----------       ----------        ----------
Revenues................................  $              $           $              $59,492,754       $82,675,018
Depreciation and Amortization...........                                             16,500,689        21,837,251
Operating Income........................                                              3,924,809         6,129,688
Net Income (Loss).......................                  69,191      (105,094)     243,722,979(1)     (4,798,248)
Partners' Capital (Deficit).............                             2,327,155        2,432,249       (27,189,730)
Total Assets............................                             2,327,155       69,325,751       124,269,504
Debt                                                                                                  144,308,462

(1) Net income resulted primarily from the sale of the Albuquerque System and the Palmdale System by the Venture in June 1998 and December 1998, respectively.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION

Cable TV Fund 12-B, Ltd.
     The Partnership owns a 9 percent interest in the Venture. The investment in cable television joint venture was accounted for under the equity method. The Venture was liquidated in 2000 (see below). The only asset of the Partnership at December 31, 2001 was its cash on hand of approximately $73,000, which will be held in reserve and used to pay the administrative expenses of the Partnership until it is dissolved.

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

RESULTS OF OPERATIONS

     The Venture was liquidated in 2000 and the Partnership conducted no operations in 2001 or 2000; therefore, a discussion of results of operations would not be meaningful. Administrative and other expense, net incurred by the Partnership of $58,153 in 2001 and $66,584 in 2000 primarily related to various costs associated with the administration of the Partnership. Prior to its liquidation, the Venture earned interest income of $69,191 in 2000 on its cash balance on hand and its cash was distributed to its Venture partners. Other expense incurred by the Venture of $381,802 in 1999 primarily related to various costs associated with the administration of the Venture. The Partnership is expected to be dissolved when the remaining litigation against it is concluded. Until that time, administrative expenses will continue to be incurred.


ITEM 8.   FINANCIAL STATEMENTS

     The audited financial statements of the Partnership as of December 31, 2001 and 2000 and for the three years in the period ended December 31, 2001 follow.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Cable TV Fund 12-B, Ltd.:

     We have audited the accompanying balance sheet of CABLE TV FUND 12-B, LTD. (a Colorado limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cable TV Fund 12-B, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                             /s/ ARTHUR ANDERSEN, LLP

Denver, Colorado,
March 26, 2002.

CABLE TV FUND 12-B, LTD.
------------------------
(A Limited Partnership)

BALANCE SHEET


                                                                                    December 31,
                                ASSETS                                       2001                   2000
                                ------                                 ---------------         ---------------

Cash                                                                           $73,307                $140,393
                                                                       ---------------         ---------------

       Total assets..................................................          $73,307                $140,393
                                                                       ===============         ===============


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

LIABILITIES:
   Advances from affiliates..........................................           $3,720                $ 15,690
                                                                       ---------------         ---------------

       Total liabilities.............................................            3,720                  15,690
                                                                       ---------------         ---------------

Commitments and Contingencies (Note 5)

PARTNERS' CAPITAL:
General Partner-
   Contributed capital...............................................            1,000                   1,000
   Distributions.....................................................      (19,696,268)            (19,696,268)
   Accumulated earnings..............................................       19,712,665              19,726,444
                                                                       ---------------         ---------------

                                                                                17,397                  31,176
                                                                       ---------------         ---------------

Limited Partners-
   Net contributed capital (111,035 units outstanding
     at December 31, 2001 and 2000)..................................       47,645,060              47,645,060
   Distributions.....................................................     (114,620,017)           (114,620,017)
   Accumulated earnings..............................................       67,027,147              67,068,484
                                                                       ---------------         ---------------

                                                                                52,190                  93,527
                                                                       ---------------         ---------------

       Total liabilities and partners' capital.......................          $73,307                $140,393
                                                                       ===============         ===============

See notes to financial statements.

CABLE TV FUND 12-B, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF OPERATIONS


                                                                          Year Ended December 31,
                                                                  2001              2000             1999
                                                              --------------    --------------   --------------
INCOME (EXPENSE):
   Interest expense.........................................       $                 $                   ($649)
   Interest income..........................................          3,037
   Administrative expenses and other, net...................        (58,153)          (66,584)         (28,038)
                                                              -------------     -------------    -------------

                                                                    (55,116)          (66,584)         (28,687)
                                                              -------------     -------------    -------------

EQUITY IN NET INCOME (LOSS) OF CABLE
   TELEVISION JOINT VENTURE.................................                            6,352           (9,648)
                                                              -------------     -------------    -------------

NET LOSS....................................................       ($55,116)         ($60,232)        ($38,335)
                                                              =============     =============    =============

ALLOCATION OF NET LOSS:
   General Partner..........................................       ($13,779)         ($15,058)         ($9,584)
                                                              =============     =============    =============

   Limited Partners.........................................       ($41,337)         ($45,174)        ($28,751)
                                                              =============     =============    =============

NET LOSS PER LIMITED PARTNERSHIP UNIT.......................         ($0.37)           ($0.41)          ($0.26)
                                                              =============     =============    =============

WEIGHTED AVERAGE NUMBER
   OF LIMITED PARTNERSHIP
   UNITS OUTSTANDING........................................        111,035           111,035          111,035
                                                              =============     =============    =============

See notes to financial statements.

CABLE TV FUND 12-B, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF PARTNERS' CAPITAL


                                                                          Year Ended December 31,
                                                                  2001               2000             1999
                                                              -------------     -------------    -------------
GENERAL PARTNER:
     Balance, beginning of year.............................        $31,176           $46,234          $55,818
     Net loss...............................................        (13,779)          (15,058)          (9,584)
                                                              -------------     -------------    -------------

     Balance, end of year...................................        $17,397           $31,176          $46,234
                                                              =============     =============    =============


LIMITED PARTNERS:
     Balance, beginning of year.............................        $93,527          $138,701         $167,452
     Net loss...............................................        (41,337)          (45,174)         (28,751)
                                                              -------------     -------------    -------------

     Balance, end of year...................................        $52,190           $93,527         $138,701
                                                              =============     =============    =============

See notes to financial statements.

CABLE TV FUND 12-B, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF CASH FLOWS


                                                                         For the Year Ended December 31,
                                                                     2001              2000              1999
                                                                -------------     -------------    --------------
OPERATING ACTIVITIES:
   Net loss...................................................       ($55,116)         ($60,232)         ($38,335)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
       Equity in net (income) loss of Cable Television
         Joint Venture........................................                           (6,352)            9,648
       (Decrease) increase in advances from affiliates........        (11,970)          (12,997)           28,687
                                                                -------------     -------------    --------------

         Net cash used in operating activities................        (67,086)          (79,581)
                                                                -------------     -------------    --------------

INVESTING ACTIVITIES:
   Distribution from Cable Television Joint Venture...........                          219,974         6,134,324
                                                                -------------     -------------    --------------

         Net cash provided by investing activities............                          219,974         6,134,324
                                                                -------------     -------------    --------------

FINANCING ACTIVITIES:
   Distribution to limited partners...........................                                         (6,134,324)
                                                                -------------     -------------    --------------

         Net cash used in financing activities................                                         (6,134,324)
                                                                -------------     -------------    --------------

(Decrease) increase in cash...................................        (67,086)          140,393

Cash, beginning of year.......................................        140,393
                                                                -------------     -------------    --------------

Cash, end of year.............................................        $73,307          $140,393
                                                                =============     =============    ==============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid..............................................            $59              $649
                                                                =============     =============    ==============


See notes to financial statements.

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

         Formation of Joint Venture
         The Partnership owns a 9 percent interest in Cable TV Fund 12-BCD Venture (the "Venture") through a capital contribution made to the Venture in April 1986 of $12,437,500. The Venture owned the cable television systems serving Tampa, Florida (the "Tampa System"), Albuquerque, New Mexico (the "Albuquerque System"), and Palmdale, California (the "Palmdale System"). Prior to 1999, the Venture sold all of its cable television systems. The Venture was liquidated in 2000 and therefore, the Partnership has no investment in the Venture at December 31, 2001.

         General Partner
         On April 7, 1999, Comcast Corporation ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc.
         continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc. ("Comcast Cable"), a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.

         Contributed Capital
         The capitalization of the Partnership is set forth in the accompanying Statement of Partners' Capital. No limited partner is obligated to make any additional contributions to partnership capital.

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

         Taking into account all distributions that have been made to the Partnership from these sales, the Partnership's limited partners have received $1,032 for each $500 limited partnership interest, or $2,064 for each $1,000 limited partnership interest.

CABLE TV FUND 12-B, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Accounting
         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The Partnership's tax returns were also prepared on the accrual basis.

         Management Use of Estimates
         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Investment in Cable Television Joint Venture
         The Partnership's investment in the Venture was accounted for under the equity method due to the Partnership's influence on the Venture as the general partner.

         Cash and Cash Equivalents
         For purposes of the Statement of Cash Flows, the Venture and the Partnership considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(3)      TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         Distribution Ratios and Reimbursements
         Any partnership distributions made from cash flow (defined as cash receipts derived from routine operations, less debt principal and interest payments and cash expenses) were allocated 99 percent to the
         limited   partners   and  1  percent  to  the  General   Partner.   Any
         distributions other than interest income on limited partnership subscriptions earned prior to the acquisition of the Partnership's first cable television system or from cash flow, such as from the sale or refinancing of a system or upon dissolution of the Partnership, were made as follows: first, to the limited partners in an amount which, together with all prior distributions, equaled the amount initially contributed by the limited partners; the balance, 75 percent to the limited partners and 25 percent to the General Partner.

         The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Reimbursements made to the General Partner by the Partnership for administrative expenses were $13,291 and $16,893 in 2001 and 2000, respectively. Reimbursements made to the General Partner by the Venture for overhead and administrative expenses were $101,073 in 1999, of which $9,279 was attributable to the Partnership. Such charges were included in operating costs in the accompanying Statement of Operations during the periods that the Venture operated its cable television systems. Subsequent to the sale of the Venture's final cable television system, such charges were included in Administrative expenses and other, net in the accompanying Statement of Operations.

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

NOTES TO FINANCIAL STATEMENTS (Continued)

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

(5)      COMMITMENTS AND CONTINGENCIES

         Litigation   Challenging   Jones   Intercable's   Acquisitions  of  the
         Albuquerque and Palmdale Systems

              In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1155) (the "City Partnership" case) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to the Venture in connection with the Venture's sale of the Palmdale, California cable communications system (the "Palmdale System") to a subsidiary of Jones Intercable in December 1998. The complaint alleges that Jones Intercable acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and the currency of the appraisals. The complaint finally seeks declaratory injunctive relief to prevent Jones Intercable from making use of the partnerships' funds to finance Jones Intercable's defense of this litigation.

              In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1508) (the "Gramercy Park" case) brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Palmdale System, the Albuquerque, New Mexico cable communications system (the "Albuquerque System"), the Littlerock, California cable communications system (the "Littlerock System") and the Calvert County, Maryland cable communications system (the "Calvert County System") by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque System, the Palmdale System, the Littlerock System and the Calvert County System to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

CABLE TV FUND 12-B, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

                  In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1702) ("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Schumacher plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

                  In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1778) ("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the Margolin plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

              In November 1999, the United States District Court for the District of Colorado entered an order consolidating all of the cases challenging Jones Intercable's acquisitions of the Albuquerque, Palmdale, Littlerock and Calvert County Systems because these cases involve common questions of law and fact. The cases are presented as both class and derivative actions. In June 2001, the plaintiffs filed a motion for class certification. In August 2001, the General Partner filed a brief in opposition to plaintiffs' motion for class certification. A hearing on the motion was held in October 2001. If the plaintiffs' motion for class certification is denied, the cases would proceed only as derivative actions.

              The General Partner believes that the defendants have defenses to the plaintiffs' claims for relief and challenges to the plaintiffs' claims for damages, and the General Partner intends to defend these lawsuits vigorously.

         Litigation Relating to Limited Partnership List Requests

              The Partnership was a defendant in a case captioned Everest Cable Investors, LLC, et al., plaintiffs v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. BC 213632) originally filed in July 1999. Plaintiffs alleged that certain of them formed a venture to acquire limited partnership interests in the Partnership and that plaintiffs were frustrated in this purpose by Jones Intercable's alleged refusal to provide plaintiffs with a list of the names and addresses of the limited partners of the Partnership. Plaintiffs alleged that their failure to obtain the partnership list prevented them from making a tender offer for the Partnership's limited partnership interests causing them economic loss. None of the plaintiffs is a limited partner of the Partnership but one of the plaintiffs alleged that it held a power of attorney from a limited partner of the Partnership. The trial court found that a holder of a power of attorney is not a real party in interest capable of suing on the rights of the principal and thus dismissed the case against the Partnership. The plaintiffs chose not to appeal this ruling of the trial court and thus the Partnership is no longer a party to this litigation.

CABLE TV FUND 12-B, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

(6)      UNAUDITED SUPPLEMENTARY DATA

         Selected unaudited quarterly financial information is presented below:

                                             First          Second          Third         Fourth           Total
2001                                        Quarter         Quarter        Quarter        Quarter          Year
                                          ------------    ------------   ------------   ------------    ------------
Equity in net income of cable
   television joint venture.............      $               $              $              $               $
Net loss................................       (8,747)        (30,260)        (5,425)       (10,684)        (55,116)
Net loss per limited partnership unit...         (.06)           (.20)          (.04)          (.07)           (.37)
Weighted average number of limited
   partnership units outstanding........      111,035         111,035        111,035        111,035         111,035

                                             First          Second          Third         Fourth           Total
2000                                        Quarter         Quarter        Quarter        Quarter          Year
                                          ------------    ------------   ------------   ------------    ------------
Equity in net income of cable
   television joint venture.............      $                $3,024         $3,328        $                $6,352
Net loss................................      (18,135)        (14,579)        (5,877)       (21,641)        (60,232)
Net loss per limited partnership unit...         (.12)           (.10)          (.04)          (.15)           (.41)
Weighted average number of limited
   partnership units outstanding........      111,035         111,035        111,035        111,035         111,035

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
----------------------------------------


To the Partners of Cable TV Fund 12-BCD Venture:

     We have audited the accompanying balance sheet of CABLE TV FUND 12-BCD VENTURE (a Colorado general partnership) as of December 31, 2000 and 1999, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the general partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                                             /s/ ARTHUR ANDERSEN, LLP

Denver, Colorado,
February 23, 2001.

CABLE TV FUND 12-BCD VENTURE
----------------------------
(A General Partnership)

BALANCE SHEET


                                                                                     December 31,
                                 ASSETS                                       2000                  1999
                                 ------                                  ---------------       ---------------

Cash and cash equivalents..............................................    $                              $302

Receivable from affiliates.............................................                              2,326,853
                                                                         ---------------       ---------------
       Total assets....................................................    $                        $2,327,155
                                                                         ===============       ===============

                    LIABILITIES AND PARTNERS' CAPITAL
                    ---------------------------------

Commitments and Contingencies (Note 5)

PARTNERS' CAPITAL:
   Contributed capital.................................................     $135,490,944          $135,490,944
   Distributions.......................................................     (271,497,346)         (269,101,000)
   Accumulated earnings................................................      136,006,402           135,937,211
                                                                         ---------------       ---------------
                                                                                                     2,327,155
                                                                         ---------------       ---------------
       Total liabilities and partners' capital.........................    $                        $2,327,155
                                                                         ===============       ===============


See notes to financial statements.

CABLE TV FUND 12-BCD VENTURE
----------------------------
(A General Partnership)

STATEMENT OF OPERATIONS


                                                                      For the Year Ended December 31,
                                                                  2000              1999             1998
                                                              -------------     -------------    -------------

REVENUES....................................................    $                 $                $59,492,754

COSTS AND EXPENSES:
   Operating expenses.......................................                                        32,547,366
   Management fees and allocated
     overhead from Jones Intercable.........................                                         6,519,890
   Depreciation and amortization............................                                        16,500,689
                                                              -------------     -------------    -------------

OPERATING INCOME............................................                                         3,924,809
                                                              -------------     -------------    -------------

OTHER INCOME (EXPENSE):
   Interest expense.........................................                                        (7,031,582)
   Interest income..........................................         69,191           276,708
   Gain on sales of cable television systems................                                       248,449,739
   Other, net...............................................                         (381,802)      (1,619,987)
                                                              -------------     -------------    -------------

       Total other income (expense), net....................         69,191          (105,094)     239,798,170
                                                              -------------     -------------    -------------

NET INCOME (LOSS)...........................................        $69,191         ($105,094)    $243,722,979
                                                              =============     =============    =============


See notes to financial statements.

CABLE TV FUND 12-BCD VENTURE
----------------------------
(A General Partnership)

 STATEMENTS OF PARTNERS' CAPITAL


                                                                   For the Year Ended December 31,
                                                             2000                1999               1998
                                                       ----------------    ----------------    ---------------
CABLE TV FUND 12-B, LTD. (9%):
     Balance, beginning of year......................          $213,622            $223,270        ($2,592,136)
     Net income (loss) for year......................             6,352              (9,648)        22,468,979
     Distributions...................................          (219,974)                           (19,653,573)
                                                       ----------------    ----------------    ---------------

     Balance, end of year............................          $                   $213,622           $223,270
                                                       ================    ================    ===============

CABLE TV FUND 12-C, LTD. (15%):
     Balance, beginning of year......................          $355,536            $371,594        ($4,313,801)
     Net income (loss) for year......................            10,572             (16,058)        37,395,261
     Distributions...................................          (366,108)                           (32,709,866)
                                                       ----------------    ----------------    ---------------

     Balance, end of year............................          $                   $355,536           $371,594
                                                       ================    ================    ===============

CABLE TV FUND 12-D, LTD. (76%):
     Balance, beginning of year......................        $1,757,997          $1,837,385       ($20,283,793)
     Net income (loss) for year......................            52,267             (79,388)       183,858,739
     Distributions...................................        (1,810,264)                          (161,737,561)
                                                       ----------------    ----------------    ---------------

     Balance, end of year............................          $                 $1,757,997         $1,837,385
                                                       ================    ================    ===============

TOTAL:
     Balance, beginning of year......................        $2,327,155          $2,432,249       ($27,189,730)
     Net income (loss) for year......................            69,191            (105,094)       243,722,979
     Distributions...................................        (2,396,346)                          (214,101,000)
                                                       ----------------    ----------------    ---------------

     Balance, end of year............................          $                 $2,327,155         $2,432,249
                                                       ================    ================    ===============

See notes to financial statements.

CABLE TV FUND 12-BCD VENTURE
----------------------------
(A General Partnership)

STATEMENT OF CASH FLOWS


                                                                          For the Year Ended December 31,
                                                                   2000                1999                1998
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..........................................        $69,191           ($105,094)       $243,722,979
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Depreciation and amortization..........................                                             16,500,689
       Gain on sales of cable television systems..............                                           (248,449,739)
       Decrease in trade receivables, net.....................                                              4,456,904
       Decrease in deposits, prepaid expenses
         and deferred charges.................................                                              1,625,590
       Decrease in accounts payable and accrued liabilities
         and subscriber prepayments...........................                            (18,000)         (7,083,021)
       Transactions with affiliates...........................      2,326,853          (2,376,604)
                                                              ---------------     ---------------     ---------------

         Net cash provided by (used in) operating activities..      2,396,044          (2,499,698)         10,773,402
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment, net....................                                            (12,774,851)
   Proceeds from sales of cable television systems............                                            361,168,467
                                                              ---------------     ---------------     ---------------

         Net cash provided by investing activities............                                            348,393,616
                                                              ---------------     ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from borrowings...................................                                             12,236,298
   Repayment of debt..........................................                                           (156,544,760)
   Distribution to limited partners...........................                        (50,481,940)        (90,101,856)
   Distribution to general partner............................                                            (21,153,765)
   Distribution to venture partners...........................     (2,396,346)        (16,343,811)        (36,019,628)
                                                              ---------------     ---------------     ---------------

         Net cash used in financing activities................     (2,396,346)        (66,825,751)       (291,583,711)
                                                              ---------------     ---------------     ---------------

(Decrease) increase in cash...................................           (302)        (69,325,449)         67,583,307

Cash, beginning of year.......................................            302          69,325,751           1,742,444
                                                              ---------------     ---------------     ---------------

Cash, end of year.............................................   $                           $302         $69,325,751
                                                              ===============     ===============     ===============

SUPPLEMENTAL CASH FLOW DISCLOSURE:
   Interest paid..............................................   $                   $                     $9,296,224
                                                              ===============     ===============     ===============

NON-CASH TRANSACTIONS:
   Accrued distributions......................................   $                   $                    $66,825,751
                                                              ===============     ===============     ===============


See notes to financial statements.

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

         On December 31, 1998, the Venture sold the Palmdale System to a subsidiary of Jones Intercable for a sales price of $138,205,200. The Venture repaid all of its remaining indebtedness, retained $2,500,000 of the sale proceeds for a reserve for the administrative expenses of the Partnership, including expenses that the Venture and its constituent partnerships may incur related to pending litigation, settled working capital adjustments and distributed the remaining sale proceeds of $89,101,000 to the three constituent partnerships of the Venture in proportion to their ownership interests in the Venture. The $89,101,000 was distributed as follows: Fund 12-B received $8,179,098; Fund 12- C received $13,612,649 and Fund 12-D received $67,309,253.

         Contributed Capital
         The capitalization of the Venture is set forth in the accompanying Statements of Partners' Capital (Deficit).

CABLE TV FUND 12-BCD VENTURE
----------------------------
(A General Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

         All Venture distributions, including those made from cash flow, from the sale or refinancing of Partnership property and on dissolution of the Venture, are made to the Venture Partners in proportion to their approximate respective interests in the Venture as follows:

                Cable TV Fund 12-B, Ltd. ...............................9%
                Cable TV Fund 12-C, Ltd................................15%
                Cable TV Fund 12-D, Ltd................................76%

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

         Reclassifications
         Certain prior year amounts have been reclassified to conform with the 2000 presentation.

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

         Payments to/from Affiliates for Programming Services
         Prior to the sale of its cable television systems in 1998, the Venture received programming from Superaudio, Knowledge TV, Inc., Great American Country, Inc. and Product Information Network, all of which were affiliates of Jones Intercable until April 7, 1999 (see Note 1).

         Payments to Superaudio, Knowledge TV, Inc, and Great American Country, Inc., by the Venture totaled $90,778 $97,965 and $91,227, respectively, in 1998.

CABLE TV FUND 12-BCD VENTURE
----------------------------
(A General Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

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

         In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1508) ("Gramercy Park") brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named partnerships in connection with the solicitation of proxies and the votes of the limited partners on the sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communication systems by the named partnerships to Jones Intercable or one of its subsidiaries in violation of Sections 14 and 20 of the Securities Exchange Act of 1934, as amended. The plaintiffs specifically allege that the proxy statements delivered to the limited partners in connection with the limited partners' votes on these sales were false, misleading and failed to disclose material facts necessary to make the statements made not misleading. The plaintiffs' complaint also alleges that the defendants breached their fiduciary duties to the plaintiffs and to the other

CABLE TV FUND 12-BCD VENTURE
----------------------------
(A General Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

         limited partners of the named partnerships and to the named partnerships in connection with the various sales of the Albuquerque, Palmdale, Littlerock and Calvert County cable communications systems to subsidiaries of Jones Intercable. The complaint alleges that Jones Intercable acquired these cable communications systems at unfairly low prices that did not accurately reflect the market values of the systems. The plaintiffs seek on their own behalf and on behalf of all other limited partners compensatory and nominal damages, the costs and expenses of the litigation, including reasonable attorneys' and experts' fees, and punitive and exemplary damages.

         In September 1999, Jones Intercable was named a defendant in a case captioned Mary Schumacher, Charles McKenzie and Geraldine Lucas, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1702) ("Schumacher") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

         In September 1999, Jones Intercable was named a defendant in a case captioned Robert Margolin, Henry Wahlgren and Joan Wahlgren, plaintiffs
         v. Jones Intercable, Inc. and Glenn R. Jones, defendants and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1778) ("Margolin") brought as a class and derivative action by three limited partners of the named partnerships. The substance of the plaintiffs' complaint is similar to the allegations raised in the Gramercy Park case.

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

         Litigation Relating to Limited Partnership List Requests

         In July 1999, Jones Intercable, each of its subsidiaries that served as general partners of Jones Intercable's managed partnerships and most of Jones Intercable's managed partnerships, including the Partnership, were named defendants in a case captioned Everest Cable Investors, LLC, Everest Properties, LLC, Everest Properties II, LLC and KM Investments, LLC, plaintiffs v. Jones Intercable, Inc., et al., defendants (Superior Court, Los Angeles County, State of California, Case No. BC 213632). In March 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast Corporation. In August 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, Inc., an indirect wholly owned subsidiary of Comcast Corporation. As a result of these transactions, Jones Intercable no longer exists and Comcast Cable Communications, Inc. is now the general partner or the parent of the managing general partner of each of the defendant partnerships.

CABLE TV FUND 12-BCD VENTURE
----------------------------
(A General Partnership)

NOTES TO FINANCIAL STATEMENTS (Continued)

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

(6)      SUPPLEMENTARY PROFIT AND LOSS INFORMATION

         Supplementary profit and loss information is presented below:

                                                                 For the Year Ended December 31,
                                                               2000           1999           1998
                                                           ------------   ------------   -------------

         Maintenance and repairs...........................  $              $                 $394,740
                                                           ============   ============   =============

         Taxes, other than income and payroll taxes........  $              $                 $711,408
                                                           ============   ============   =============

         Advertising.......................................  $              $               $1,260,705
                                                           ============   ============   =============

         Depreciation of property, plant and equipment.....  $              $              $14,207,696
                                                           ============   ============   =============

         Amortization of intangible assets.................  $              $               $2,292,993
                                                           ============   ============   =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner as of December 31, 2001 is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

     Ralph J. Roberts has served as Chairman of the General Partner's Board of Directors since April 1999. Mr. Roberts has served as a Director of Comcast Corporation and as the Chairman of its Board of Directors for more than five years. Mr. Roberts is the father of Brian L. Roberts. He is 81 years old.

     Brian L. Roberts has served as Vice Chairman of the General Partner's Board of Directors since April 1999. Mr. Roberts has served as the President and as a Director of Comcast Corporation for more than five years. Mr. Roberts also serves as Manager of Sural Corporation, a privately held investment company that is Comcast Corporation's controlling shareholder. Mr. Roberts is the Principal Executive Officer of the General Partner and of Comcast Corporation. He is also a Director of the Bank of New York. Mr. Roberts is a son of Ralph J. Roberts. He is 42 years old.

     Lawrence S. Smith has served as Executive Vice President and a Director of the General Partner since April 1999. Mr. Smith has served as an Executive Vice President of Comcast Corporation for more than five years. He is 54 years old.

      Stanley L. Wang has served as Executive Vice President - Law and Administration, Secretary and a Director of the General Partner since January 2000. Prior to that time, Mr. Wang served as a Senior Vice President and Secretary and a Director of the General Partner since April 1999. Mr. Wang was named Executive Vice President - Law and Administration of Comcast Corporation in January 2000. Prior to that time, he served as a Senior Vice President and Secretary and General Counsel of Comcast Corporation for more than five years. He is 61 years old.

      John R. Alchin has served as Executive Vice President and Treasurer of the General Partner since January 2000. Prior to that time, Mr. Alchin served as a Senior Vice President and Treasurer and a Director of the General Partner since April 1999. Mr. Alchin was named an Executive Vice President of Comcast Corporation in January 2000. Prior to that time, he served as a Senior Vice President and Treasurer of Comcast Corporation for more than five years. Mr. Alchin is the Principal Financial Officer of the General Partner and of Comcast Corporation. He is 53 years old.

     Lawrence J. Salva joined Comcast Corporation in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years. Mr. Salva is a Senior Vice President and the Principal Accounting Officer of the General Partner. He is 45 years old.


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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

     As of December 31, 2001, no person or entity owned more than 5% of the limited partnership interests of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership and the Venture reimburse the Partnership's general partner for certain allocated overhead and administrative expenses. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, tax, accounting, legal and investor relations services to the Partnership and the Venture. The Partnership and the Venture will continue to reimburse the Partnership's general partner for actual time spent on Partnership and Venture business by employees of Comcast until the Partnership and the Venture are liquidated and dissolved. During the years ended December 31, 2001 and 2000, such reimbursements made by the Partnership totaled $13,291 and $16,893, respectively. Reimbursements made to the General Partner by the Venture for overhead and administrative expenses were $101,073 in 1999, of which $9,279 was attributable to the Partnership. The Venture made no such reimbursements in 2001 or 2000.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following financial statements of ours are included in Part II, Item 8:

       Independent Auditors' Report...........................................5
       Balance Sheet--December 31, 2001 and 2000..............................6
       Statement of Operations--Years
       Ended December 31, 2001, 2000 and 1999.................................7
       Statement of Partners' Capital--
       Years Ended December 31, 2001, 2000 and 1999...........................8
       Statement of Cash Flows--Years
       Ended December 31, 2001, 2000 and 1999.................................9
       Notes to Financial Statements.........................................10

(b) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

     None


(c)  Reports on Form 8-K:

     None


(d)  Exhibits filed herewith:

     4.1  Limited   Partnership   Agreement   for  Cable  TV  Fund   12-B,   Ltd
          (Incorporated by reference from the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985).

     4.2 Joint Venture Agreement of Cable TV Fund 12-BCD Venture dated as of March 17, 1986, among Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd. and Cable TV Fund 12-D, Ltd. (Incorporated by reference from the Partnership's Annual Report on form 10-K for the fiscal year ended December 31, 1987).

     99.1 Arthur Andersen LLP Representations for Cable TV Fund 12-B, Ltd. dated as of March 26, 2002.

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

                                    CABLE TV FUND 12-B, LTD.,
                                    a Colorado limited partnership

                                    By:   Comcast Cable Communications, Inc.,
                                          a Delaware corporation, its general
                                          partner


                                    By:   /s/ Brian L. Roberts
                                          --------------------------------------
                                          Brian L. Roberts
Dated: March 29, 2002                     Vice Chairman; Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                    By:   /s/ Ralph J. Roberts
                                          --------------------------------------
                                          Ralph J. Roberts
Dated: March 29, 2002                     Chairman; Director

                                    By:   /s/ Brian L. Roberts
                                          --------------------------------------
                                          Brian L. Roberts
                                          Vice Chairman; Director
Dated: March 29, 2002                     (Principal Executive Officer)

                                    By:   /s/ Lawrence S. Smith
                                          --------------------------------------
                                          Lawrence S. Smith
Dated: March 29, 2002                     Executive Vice President; Director

                                    By:   /s/ Stanley L. Wang
                                          --------------------------------------
                                          Stanley L. Wang
                                          Executive Vice President; Secretary;
Dated: March 29, 2002                     Director

                                    By:   /s/ John R. Alchin
                                          --------------------------------------
                                          John R. Alchin
                                          Executive Vice President; Treasurer
Dated: March 29, 2002                     (Principal Financial Officer)

                                    By:   /s/ Lawrence J. Salva
                                          --------------------------------------
                                          Lawrence J. Salva
                                          Senior Vice President
Dated: March 29, 2002                     (Principal Accounting Officer)