Form 10-Q
period 2002-06-30
CABLE TV FUND 12-B LTD
filed 2002-08-14
CIK 774557

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended
                                  JUNE 30, 2002

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from __________ to  __________

                         Commission File Number: 0-13807

                             CABLE TV FUND 12-B, LTD
                Exact name of registrant as specified in charter

         Colorado                                       84-0969999
-----------------------------              -------------------------------------
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

                                       CONDENSED BALANCE SHEET
                                             (Unaudited)


                                                                  June 30,               December 31,
                                ASSETS                              2002                     2001
                                                               -------------           -------------
Cash .......................................................         $63,927                 $73,307
                                                               -------------           -------------

       Total assets ........................................         $63,927                 $73,307
                                                               =============           =============


                   LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Advances from affiliates ................................         $26,432                  $3,720
                                                               -------------           -------------

       Total liabilities ...................................         $26,432                   3,720
                                                               -------------           -------------

Commitments and Contingencies (Note 3)

PARTNERS' CAPITAL:
General Partner-
   Contributed capital .....................................           1,000                   1,000
   Distributions ...........................................     (19,696,268)            (19,696,268)
   Accumulated earnings ....................................      19,704,642              19,712,665
                                                               -------------           -------------

                                                                       9,374                  17,397
                                                               -------------           -------------

Limited Partners-
   Net contributed capital (111,035 units outstanding
     at June 30, 2002 and December 31, 2001) ...............      47,645,060              47,645,060
   Distributions ...........................................    (114,620,017)           (114,620,017)
   Accumulated earnings ....................................      67,003,078              67,027,147
                                                               -------------           -------------

                                                                      28,121                  52,190
                                                               -------------           -------------

       Total liabilities and partners' capital .............         $63,927                 $73,307
                                                               =============           =============


See notes to condensed financial statements.

                                                  1

                                             CABLE TV FUND 12-B, LTD.
                                             ------------------------
                                              (A Limited Partnership)

                                         CONDENSED STATEMENT OF OPERATIONS
                                         ---------------------------------
                                                    (Unaudited)

                                                      Three Months Ended                  Six Months Ended
                                                           June 30,                           June 30,
                                                    2002              2001              2002              2001
                                                 ---------         ---------         ---------         ---------
OTHER INCOME (EXPENSE):
   Interest income ...........................        $275            $1,491              $593            $1,553
   Administrative expenses and other, net ....     (25,432)          (31,751)          (32,685)          (40,560)
                                                 ---------         ---------         ---------         ---------

NET LOSS .....................................    ($25,157)         ($30,260)         ($32,092)         ($39,007)
                                                 =========         =========         =========         =========

ALLOCATION OF NET LOSS:
   General Partner ...........................     ($6,289)          ($7,565)          ($8,023)          ($9,752)
                                                 =========         =========         =========         =========

   Limited Partners ..........................    ($18,868)         ($22,695)         ($24,069)         ($29,255)
                                                 =========         =========         =========         =========

NET LOSS PER LIMITED
   PARTNERSHIP UNIT ..........................      ($0.17)           ($0.20)           ($0.22)           ($0.26)
                                                 =========         =========         =========         =========

WEIGHTED AVERAGE NUMBER OF LIMITED
   PARTNERSHIP UNITS OUTSTANDING .............     111,035           111,035           111,035           111,035
                                                 =========         =========         =========         =========


See notes to condensed financial statements.

                                                        2

                                 CABLE TV FUND 12-B, LTD.
                                 ------------------------
                                  (A Limited Partnership)

                             CONDENSED STATEMENT OF CASH FLOWS
                             ---------------------------------
                                        (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                 2002             2001
                                                              ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ................................................   ($32,092)         ($39,007)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Increase (decrease) in advances from affiliates .....     22,712            (9,111)
                                                              ---------         ---------

         Net cash used in operating activities .............     (9,380)          (48,118)

Cash, beginning of period ..................................     73,307           140,393
                                                              ---------         ---------

Cash, end of period ........................................    $63,927           $92,275
                                                              =========         =========


See notes to condensed financial statements.

                                            3

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (Unaudited)

(1) The condensed balance sheet as of December 31, 2001 has been derived from the audited balance sheet as of that date. The condensed balance sheet as of June 30, 2002, the condensed statement of operations for the three and six months ended June 30, 2002 and 2001, and the condensed statement of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Cable TV Fund 12-B, Ltd. (the "Partnership") and have not been audited by the Partnership's independent auditors. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2002 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of operating results for the full year.

         The Partnership owns no properties directly. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

(2) The Partnership reimburses its general partner for certain administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Such charges were included in administrative expenses and other, net in the accompanying condensed statement of operations. Reimbursements made to the general partner by the Partnership for administrative expenses for the three months ended June 30, 2002 and 2001 and for the six months ended June 30, 2002 and 2001 were $7,680, $3,030, $10,063 and $7,487, respectively.

(3) Litigation Challenging Jones Intercable's Acquisitions of the Albuquerque and Palmdale Systems

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

         In August 1999, Jones Intercable was named a defendant in a case captioned Gramercy Park Investments, LP, Cobble Hill Investments, LP and Madison/AG Partnership Value Partners II, plaintiffs v. Jones Intercable, Inc. and Glenn R. Jones, defendants, and Cable TV Fund 12-B, Ltd., Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd., Cable TV Fund 14-A, Ltd. and Cable TV Fund 14-B, Ltd., nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-B-1508) (the "Gramercy Park" case) brought as a class and derivative action by limited partners of the named partnerships. The plaintiffs' complaint alleges that the defendants made false and misleading statements to the limited partners of the named

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

               NOTES TO CONDENSED FINANCIAL STATEMENTS (Concluded)
               ---------------------------------------------------
                                   (Unaudited)

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

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------


FINANCIAL CONDITION
-------------------

         The only asset of the Partnership at June 30, 2002 was its cash on hand, which is being held in reserve to pay the Partnership's administrative expenses until the Partnership is dissolved. The Partnership has continued in existence because of pending litigation in which the Partnership is a party. It cannot be predicted when the Partnership will be dissolved.

RESULTS OF OPERATIONS
---------------------

         Administrative  expenses and other, net in the  accompanying  condensed
statement  of  operations   represents   various  costs   associated   with  the
administration of the Partnership.

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Refer to Note 3 to our condensed financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

         a)       Exhibits

                  99.1 Certifications of Chief Executive Officer and Co-Chief Financial Officers of Cable TV Fund 12-B, Ltd. pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

         b)       Reports on Form 8-K

                  (i) We filed a Current Report on Form 8-K under Items 4 and 7(c) dated June 24, 2002 announcing a change in the Partnership's certifying accountant.

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


Dated: August 14, 2002