Form 10-Q
period 2003-09-30
CABLE TV FUND 12-B LTD
filed 2003-11-13
CIK 774557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended

                               SEPTEMBER 30, 2003

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For  the  transition  period  from  __________  to __________

                         Commission File Number: 0-13807

                             CABLE TV FUND 12-B, LTD
                Exact name of registrant as specified in charter


              Colorado                                  84-0969999
---------------------------------------      -----------------------------------
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


             Yes  X                                         No
                 ---                                           ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).


             Yes                                            No  X
                 ---                                           ---

                                            CABLE TV FUND 12-B, LTD.
                                            ------------------------
                                            (A Limited Partnership)

                                            CONDENSED BALANCE SHEET
                                                  (Unaudited)


                                ASSETS                                  September 30,           December 31,
                                ------                                      2003                    2002
                                                                       ---------------         ---------------
Cash...................................................................            $17                 $21,193
                                                                       ---------------         ---------------

              Total assets.............................................            $17                 $21,193
                                                                       ===============         ===============


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

LIABILITIES:
     Advances from affiliates..........................................            $                    $6,740
                                                                       ---------------         ---------------

              Total liabilities........................................                                  6,740
                                                                       ---------------         ---------------

Commitments and Contingencies (Note 3)

PARTNERS' CAPITAL:
General Partner-
     Contributed capital...............................................          1,000                   1,000
     Advances from affiliates..........................................         22,173
     Distributions.....................................................    (19,696,268)            (19,696,268)
     Accumulated earnings..............................................     19,673,112              19,698,881
                                                                       ---------------         ---------------

                                                                                    17                   3,613
                                                                       ---------------         ---------------

Limited Partners-
     Net contributed capital (111,035 units outstanding
         at September 30, 2003 and December 31, 2002)..................     47,645,060              47,645,060
     Distributions.....................................................   (114,620,017)           (114,620,017)
     Accumulated earnings..............................................     66,974,957              66,985,797
                                                                       ---------------         ---------------

                                                                                                        10,840
                                                                       ---------------         ---------------

              Total liabilities and partners' capital..................            $17                 $21,193
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

                                                       1

                                                  CABLE TV FUND 12-B, LTD.
                                                  ------------------------
                                                  (A Limited Partnership)

                                             CONDENSED STATEMENT OF OPERATIONS
                                             ---------------------------------
                                                        (Unaudited)


                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                             2003             2002              2003             2002
                                                        --------------    -------------     -------------    -------------
OTHER INCOME (EXPENSE):
     Interest income....................................           $17             $228              $113             $821
     Administrative expenses and other..................        (9,936)          (8,765)          (36,722)         (41,450)
                                                        --------------    -------------     -------------    -------------

NET LOSS................................................       ($9,919)         ($8,537)         ($36,609)        ($40,629)
                                                        ==============    =============     =============    =============

ALLOCATION OF NET LOSS:
     General Partner....................................       ($9,919)         ($2,134)         ($25,769)        ($10,157)
                                                        ==============    =============     =============    =============

     Limited Partners...................................      $                 ($6,403)         ($10,840)        ($30,472)
                                                        ==============    =============     =============    =============

NET LOSS PER LIMITED
     PARTNERSHIP UNIT...................................      $                  ($0.06)           ($0.10)          ($0.27)
                                                        ==============    =============     =============    =============

WEIGHTED AVERAGE NUMBER OF LIMITED
     PARTNERSHIP UNITS OUTSTANDING......................       111,035          111,035           111,035          111,035
                                                        ==============    =============     =============    =============


See notes to condensed financial statements.

                                                             2

                                               CABLE TV FUND 12-B, LTD.
                                               ------------------------
                                                (A Limited Partnership)

                                           CONDENSED STATEMENT OF CASH FLOWS
                                           ---------------------------------
                                                      (Unaudited)



                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                       2003                 2002
                                                                                   ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss......................................................................    ($36,609)             ($40,629)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
              Increase (decrease)  in advances from affiliates.....................      15,433                (2,702)
                                                                                   ------------         -------------

                  Net cash used in operating activities............................     (21,176)              (43,331)

Cash, beginning of period..........................................................      21,193                73,307
                                                                                   ------------         -------------

Cash, end of period................................................................         $17               $29,976
                                                                                   ============         =============


The Partnership entered into non-cash financing activities related to its advances from affiliates (see Note 2).

See notes to condensed financial statements.

                                                           3

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (Unaudited)

(1) The condensed balance sheet as of December 31, 2002 has been derived from the audited balance sheet as of that date. The condensed balance sheet as of September 30, 2003, the condensed statement of operations for the three and nine months ended September 30, 2003 and 2002, and the condensed statement of cash flows for the nine months ended September 30, 2003 and 2002 are unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2003 and for all periods presented have been made.

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

(2) The Partnership reimburses its general partner for certain allocated administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary for the administration of the Partnership until the Partnership is dissolved. Such charges were included in administrative expenses and other in the accompanying condensed statement of operations. Administrative expenses allocated to the Partnership for the three months ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002 were $618, $5,257, $1,854 and $15,320, respectively.

         On July 9, 2003, the Partnership transferred substantially all remaining cash to the General Partner as a reimbursement for the allocated administrative expenses referred to above. The Partnership will no longer reimburse the General Partner, and these administrative expenses will be paid by the General Partner. Such amounts have been included as advances from affiliates within the General Partner's capital account.

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

         On June 25, 2003, the parties agreed to the terms of a settlement of this litigation and entered into a written settlement agreement, and notice of the settlement was sent to the limited partners on August 5, 2003. Because these are class and derivative actions, the settlement must be approved by the court. On October 14, 2003, the judge issued

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (Unaudited)

a Recommendation of United States Magistrate Judge, in which he recommended to the United States District Court judge that the settlement be approved. If the District Court judge accepts this recommendation and approves the settlement, the General Partner, within thirty (30) days of such approval, will cause the Partnership to distribute, pursuant to the distribution provisions of the Limited Partnership Agreement of the Partnership, the proceeds received by the Partnership from the settlement.

         If and when the settlement is finally approved, the Partnership will then be dissolved, although no assurance can be given regarding when the dissolution will take place.

         All amounts to be paid as a result of the litigation described above are the responsibility of the General Partner, subject to indemnification and other rights of the General Partner pursuant to the terms of the limited partnership agreement.

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------

FINANCIAL CONDITION
-------------------

         The only asset of the Partnership at September 30, 2003 was its cash on hand. On July 9, 2003, the Partnership transferred substantially all of its remaining cash to the General Partner as a reimbursement for the allocated administrative expenses described in Note 2 to our condensed financial statements. The Partnership will no longer reimburse the General Partner, and these administrative expenses will be paid by the General Partner. The Partnership has continued in existence because of pending litigation to which the Partnership is a party described in Note 3 to our condensed financial statements.

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


Dated: November 13, 2003