Form 10-K
period 2003-12-31
CABLE TV FUND 12-B LTD
filed 2004-03-30
CIK 774557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition  period from  _____________ to _____________

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

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                            CABLE TV FUND 12-B, LTD.
                          2003 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                     PART I
Item 1    Business ........................................................... 1
Item 2    Properties.......................................................... 1
Item 3    Legal Proceedings................................................... 1
Item 4    Submission of Matters to a Vote of Security Holders................. 3


                                     PART II
Item 5    Market for the Registrant's Common Stock and Related Stockholder
          Matters............................................................. 3
Item 6    Selected Financial Data............................................. 3
Item 7    Management's Discussion and Analysis of Financial Condition and
          Results of Operations............................................... 4
Item 8    Financial Statements................................................ 4
Item 9    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure................................................16
Item 9A   Controls and Procedures.............................................16


                                    PART III
Item 10   Directors and Executive Officers of the Registrant..................16
Item 11   Executive Compensation..............................................17
Item 12   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters.....................................17
Item 13   Certain Relationships and Related Transactions......................17
Item 14   Principal Accounting Fees and Services..............................17

                                     PART IV
Item 15   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....18
SIGNATURES....................................................................19

     This Annual Report on Form 10-K is for the year ended December 31, 2003. This Annual Report modifies and supersedes documents filed prior to the filing of this Annual Report. The Securities and Exchange Commission (the "SEC") allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to limited partners by referring them directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. Certain information contained in this Annual Report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we or the General Partner expects, believes or anticipates will or may occur in the future are forward-looking statements. These forward-looking statements are based upon certain assumptions and are subject to risks and uncertainties. Actual events or results may differ from those discussed in the forward-looking statements as a result of various factors.

                                     PART I.
ITEM 1.   BUSINESS

     The Partnership. Cable TV Fund 12-B, Ltd. (the "Partnership") is a Colorado limited partnership that was formed pursuant to the public offering of limited partnership interests in the Cable TV Fund 12 Limited Partnership Program (the "Program"). Comcast Cable Communications, LLC, a Delaware limited liability corporation, is the General Partner of the Partnership (the "General Partner"). Cable TV Fund 12-C, Ltd. ("Fund 12-C") and Cable TV Fund 12-D, Ltd. ("Fund 12-D") are other partnerships that were formed pursuant to the Program. In 1986, the Partnership, Fund 12-C and Fund 12-D formed a general partnership known as Cable TV Fund 12-BCD Venture (the "Venture"), in which the Partnership owned a 9% interest, Fund 12-C owned a 15% interest and Fund 12-D owned a 76% interest. The Partnership and the Venture were formed for the purpose of acquiring and operating cable television systems. The Partnership and the Venture no longer own any cable television systems. The Venture was liquidated in 2000 and, therefore, the Partnership had no investment in the Venture after this period. The Partnership currently conducts no operations and is expected to be dissolved when the remaining litigation against it is concluded.

     General Partner. On April 7, 1999, Comcast Holdings Corporation (formerly Comcast Corporation) ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, Inc. ("Jones Intercable"), the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, LLC ("Comcast Cable"), a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in this Annual Report to "the General Partner" refer to Comcast Cable. The General Partner shares corporate offices with Comcast at 1500 Market Street, Philadelphia, Pennsylvania 19102-2148.


ITEM 2.   PROPERTIES

     As of December 31, 2003, neither the Partnership nor the Venture owned any cable television systems.


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

     On June 25, 2003, the parties agreed to the terms of a settlement of this litigation and entered into a written settlement agreement, and notice of the settlement was sent to the limited partners on August 5, 2003. Because these are class and derivative actions, the settlement must be approved by the court. On October 14, 2003, the judge issued a Recommendation of United States Magistrate Judge, in which he recommended to the United States District Court judge that the settlement be approved. On November 10, 2003, the judge accepted the recommendation and approved the settlement, but withheld determination of the reasonableness of the attorneys' fees and costs pending the receipt of further evidence from the plaintiffs' counsel. Within thirty days of the approval of the plaintiff's counsel's request for an award of attorneys' fees and costs, Comcast will cause the Partnership to distribute, pursuant to the distribution provisions of the Limited Partnership Agreement of the Partnership, the proceeds received by the Partnership from the settlement.

     If and when the settlement is finally approved, the Partnership will then be dissolved, although no assurance can be given regarding when the dissolution will take place.

     All amounts to be paid as a result of the settlement described above are the responsibility of the General Partner.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II.

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
              MATTERS

     While the Partnership is publicly held, there is no public market for the limited partnership interests, and it is not expected that a market will develop in the future. As of December 31, 2003, the number of equity security holders in the Partnership was 7,367.

ITEM 6.       SELECTED FINANCIAL DATA


                                                               For the Year Ended December 31,
                                           --------------------------------------------------------------------------
Cable TV Fund 12-B, Ltd.                     2003         2002              2001             2000                1999
------------------------                     ----         ----              ----             ----                ----
Equity in Net Income (Loss) of Cable
     Television Joint Venture ...........  $            $               $                    $6,352           ($9,648)
Net Loss ................................   (48,463)     (55,134)          (55,116)         (60,232)          (38,335)
Net Loss per Limited Partnership Unit ...      (.10)        (.37)             (.37)            (.41)             (.26)
Weighted Average Number of Limited
     Partnership Units Outstanding ......   111,035      111,035           111,035          111,035           111,035
General Partner's Capital ...............        17        3,613            17,397           31,176            46,234
Limited Partners' Capital ...............                 10,840            52,190           93,527           138,701
Total Assets ............................        17       21,193            73,307          140,393           213,622
General Partner Advances ................    34,027        6,740             3,720           15,690            28,687


                                                               For the Year Ended December 31,
                                           --------------------------------------------------------------------------

Cable TV Fund 12-BCD Venture                 2003          2002             2001            2000(1)           1999(1)
----------------------------                 ----          ----             ----            -------           -------
Net Income (Loss) ....................... $            $               $                    $69,191         ($105,094)
Partners' Capital .......................                                                                   2,327,155
Total Assets ............................                                                                   2,327,155

(1) The Partnership owned a 9% interest in Cable TV Fund 12-BCD Venture until the Venture sold all of its cable systems prior to 1999. The Venture was liquidated in 2000 and, therefore, the Partnership has no investment in the Venture after this period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains, in addition to historical information, forward-looking statements that are based upon certain assumptions and are subject to a number of risks and uncertainties.

FINANCIAL CONDITION

     The only asset of the Partnership at December 31, 2003 was its cash on hand. In July 2003, the Partnership transferred substantially all of its remaining cash to the General Partner as a reimbursement for the allocated administrative expenses described in Note 3 to our condensed financial statements. The Partnership will no longer reimburse the General Partner, and these administrative expenses will be paid by the General Partner. The Partnership has continued in existence because of pending litigation to which the Partnership is a party that is described in Note 5 to our condensed financial statements.

     Taking into account all distributions that have been made at December 31, 2003, the Partnership's limited partners have received $1,032 for each $500 limited partnership interest, or $2,064 for each $1,000 invested in the Partnership.

RESULTS OF OPERATIONS

     The Partnership conducted no operations in 2003, 2002 or 2001; therefore, a discussion of results of operations would not be meaningful. Administrative and other expense of $48,576, $56,088 and $58,153 incurred in 2003, 2002 and 2001,
respectively,   primarily   related  to  various  costs   associated   with  the
administration of the Partnership. The Partnership is expected to be dissolved when the remaining litigation against it is concluded. Until that time, administrative expenses will continue to be incurred, but will be paid by the General Partner, as described above.


ITEM 8.   FINANCIAL STATEMENTS

     The audited financial statements of the Partnership as of December 31, 2003 and 2002 and for the three years in the period ended December 31, 2003 follow.

INDEPENDENT AUDITORS' REPORT
----------------------------

To the Partners of Cable TV Fund 12-B, Ltd.:

     We have audited the accompanying balance sheet of Cable TV Fund 12-B, Ltd. (a Colorado limited partnership) (the "Partnership") as of December 31, 2003 and 2002 and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the management of the General Partner, Comcast Cable Communications, LLC. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Cable TV Fund 12-B, Ltd. for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 26, 2002.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the 2003 and 2002 financial statements present fairly, in all material respects, the financial position of Cable TV Fund 12-B, Ltd. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     As described in Note 3, the administrative expenses of the Partnership are paid for by the General Partner and are reimbursed by the Partnership. Because the Partnership's cash supply is inadequate to cover such costs, the General Partner will be required to pay for any shortfall. In addition, all amounts to be paid as a result of the settlement described in Note 5 are the responsibility of the General Partner.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 29, 2004.

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

CABLE TV FUND 12-B, LTD.
------------------------
(A Limited Partnership)

BALANCE SHEET


                                                                                    December 31,
                                ASSETS                                      2003                    2002
                                ------                                 ---------------         ---------------
Cash...................................................................            $17                 $21,193
                                                                       ---------------         ---------------

              Total assets.............................................            $17                 $21,193
                                                                       ===============         ===============


                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------

LIABILITIES:
     Advances from affiliates..........................................       $                         $6,740
                                                                       ---------------         ---------------

              Total liabilities........................................                                  6,740
                                                                       ---------------         ---------------

Commitments and Contingencies (Note 5)

PARTNERS' CAPITAL:
General Partner-
     Contributed capital...............................................          1,000                   1,000
     Advances from affiliates..........................................         34,027
     Distributions.....................................................    (19,696,268)            (19,696,268)
     Accumulated earnings..............................................     19,661,258              19,698,881
                                                                       ---------------         ---------------

                                                                                    17                   3,613
                                                                       ---------------         ---------------

Limited Partners-
     Net contributed capital (111,035 units outstanding
         at December 31, 2003 and 2002)................................     47,645,060              47,645,060
     Distributions.....................................................   (114,620,017)           (114,620,017)
     Accumulated earnings..............................................     66,974,957              66,985,797
                                                                       ---------------         ---------------

                                                                                                        10,840
                                                                       ---------------         ---------------

              Total liabilities and partners' capital..................            $17                 $21,193
                                                                       ===============         ===============


See notes to financial statements.

CABLE TV FUND 12-B, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF OPERATIONS



                                                                          Year Ended December 31,
                                                                  2003              2002             2001
                                                              -------------     -------------    -------------
INCOME (EXPENSE):
     Interest income..........................................         $113              $954           $3,037
     Administrative expenses and other........................      (48,576)          (56,088)         (58,153)
                                                              -------------     -------------    -------------

NET LOSS......................................................     ($48,463)         ($55,134)        ($55,116)
                                                              =============     =============    =============

ALLOCATION OF NET LOSS:
     General Partner..........................................     ($37,623)         ($13,784)        ($13,779)
                                                              =============     =============    =============

     Limited Partners.........................................     ($10,840)         ($41,350)        ($41,337)
                                                              =============     =============    =============

NET LOSS PER LIMITED PARTNERSHIP UNIT.........................       ($0.10)           ($0.37)          ($0.37)
                                                              =============     =============    =============

WEIGHTED AVERAGE NUMBER
     OF LIMITED PARTNERSHIP
     UNITS OUTSTANDING........................................      111,035           111,035          111,035
                                                              =============     =============    =============


See notes to financial statements.

CABLE TV FUND 12-B, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF PARTNERS' CAPITAL


                                                                          Year Ended December 31,
                                                                  2003              2002             2001
                                                              -------------    --------------    -------------
GENERAL PARTNER:
     Balance, beginning of year...............................       $3,613           $17,397          $31,176
     Advances from affiliates.................................       34,027
     Net loss.................................................      (37,623)          (13,784)         (13,779)
                                                              -------------    --------------    -------------

     Balance, end of year.....................................          $17            $3,613          $17,397
                                                              =============    ==============    =============


LIMITED PARTNERS:
     Balance, beginning of year...............................      $10,840           $52,190          $93,527
     Net loss.................................................      (10,840)          (41,350)         (41,337)
                                                              -------------    --------------    -------------

     Balance, end of year.....................................    $                   $10,840          $52,190
                                                              =============    ==============    =============


See notes to financial statements.

CABLE TV FUND 12-B, LTD.
------------------------
(A Limited Partnership)

STATEMENT OF CASH FLOWS


                                                                         For the Year Ended December 31,
                                                                    2003              2002              2001
                                                                -------------     -------------    --------------
OPERATING ACTIVITIES:
     Net loss...................................................     ($48,463)         ($55,134)         ($55,116)
     Adjustments to reconcile net loss to net
         cash used in operating activities:
              Increase (decrease) in advances from affiliates...       27,287             3,020           (11,970)
                                                                -------------     -------------    --------------

                  Net cash used in operating activities.........      (21,176)          (52,114)          (67,086)

Cash, beginning of year.........................................       21,193            73,307           140,393
                                                                -------------     -------------    --------------

Cash, end of year...............................................          $17           $21,193           $73,307
                                                                =============     =============    ==============


See notes to financial statements.

CABLE TV FUND 12-B, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION AND PARTNERS' INTERESTS

     Formation and Business
     Cable TV Fund 12-B, Ltd. ("Fund 12-B" or the "Partnership"), a Colorado limited partnership, was formed on June 5, 1985, under a public program sponsored by Jones Intercable, Inc. ("Jones Intercable"). The Partnership was formed to acquire, construct, develop and operate cable television systems. The Partnership had no operations in the three years ended
     December 31, 2003 and is expected to be dissolved when the remaining litigation against it is concluded (see Note 5).

     General Partner
     On  April  7,  1999,   Comcast  Holdings   Corporation   (formerly  Comcast
     Corporation) ("Comcast") completed the acquisition of a controlling interest in Jones Intercable, the Partnership's general partner until March 2, 2000. In December 1999, Comcast and Jones Intercable entered into a definitive merger agreement pursuant to which Comcast agreed to acquire all of the outstanding shares of Jones Intercable not yet owned by Comcast. On March 2, 2000, Jones Intercable was merged with and into Comcast JOIN Holdings, Inc., a wholly owned subsidiary of Comcast. As a result of this transaction, Jones Intercable no longer exists and Comcast JOIN Holdings, Inc. continued as the surviving corporation of the merger. On August 1, 2000, Comcast JOIN Holdings, Inc. was merged with and into Comcast Cable Communications, LLC ("Comcast Cable"), a wholly owned subsidiary of Comcast. Comcast Cable is now the General Partner of the Partnership. References in these Notes to "the General Partner" refer to Comcast Cable.

     Contributed Capital
     The capitalization of the Partnership is set forth in the accompanying Balance Sheet and the Statement of Partners' Capital. No limited partner is obligated to make any additional contributions to partnership capital.

     Jones Intercable purchased its general partner interest in the Partnership by contributing $1,000 to partnership capital. Comcast Cable now owns this general partner interest.

     All profits and losses of the Partnership were allocated 99 percent to the limited partners and 1 percent to the General Partner, except for income or gain from the sale or disposition of cable television properties, which were allocated to the partners based upon a formula set forth in the partnership agreement, and interest income earned prior to the first acquisition by the Partnership of a cable television system, which was allocated 100 percent to the limited partners. After such time, all profits and losses were allocated 75% to the limited partners and 25% to the General Partner. Currently, all profits and losses are allocated 100% to the General Partner because the limited partners' capital account has been exhausted.

     Taking into account all distributions that have been made at December 31, 2003, the Partnership's limited partners have received $1,032 for each $500 limited partnership interest, or $2,064 for each $1,000 limited partnership interest.

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

     All administrative expenses are paid for by the General Partner and are reimbursed by the Partnership. In addition, the Partnership reimburses its general partner for certain allocated administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel, who provide administrative, accounting, tax, legal and investor relations services to the Partnership. Such services, and their related costs, are necessary to the administration of the Partnership until the Partnership is dissolved. Administrative expenses allocated to the
     Partnership during the years ended December 31, 2003, 2002 and 2001 were $2,472, $20,577 and $13,291, respectively. Such charges were included in Administrative expenses and other in the accompanying Statement of Operations.

     The Partnership does not have enough cash to reimburse the general partner for any administrative expenses incurred prior to the dissolution of the Partnership. Because the Partnership's cash supply is inadequate to cover such costs, the General Partner will be required to pay for any shortfall. In addition, all amounts to be paid as a result of the settlement described in Note 5, are the responsibility of the General Partner.

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

     On June 25, 2003, the parties agreed to the terms of a settlement of this litigation and entered into a written settlement agreement, and notice of the settlement was sent to the limited partners on August 5, 2003. Because these are class and derivative actions, the settlement must be approved by the court. On October 14, 2003, the judge issued a Recommendation of United States Magistrate Judge, in which he recommended to the United States District Court judge that the settlement be approved. On November 10, 2003, the judge accepted the recommendation and approved the settlement, but withheld determination of the reasonableness of the attorneys' fees and costs pending the receipt of further evidence from the plaintiffs' counsel. Within thirty days of the approval of the plaintiff's counsel's request for an award of attorneys' fees and costs, Comcast will cause the Partnership to distribute, pursuant to the distribution provisions of the Limited Partnership Agreement of the Partnership, the proceeds received by the Partnership from the settlement.

     If and when the settlement is finally approved, the Partnership will then be dissolved, although no assurance can be given regarding when the dissolution will take place.

     All amounts to be paid as a result of the settlement described above are the responsibility of the General Partner.

CABLE TV FUND 12-B, LTD.
------------------------
(A Limited Partnership)

NOTES TO FINANCIAL STATEMENTS (Concluded)


6. UNAUDITED SUPPLEMENTARY DATA

     Selected unaudited quarterly financial information is presented below:


                                              First          Second          Third         Fourth            Total
2003                                         Quarter         Quarter        Quarter        Quarter           Year
----                                         -------         -------        -------        -------           ----

Net loss..................................    ($8,523)       ($18,167)       ($9,919)      ($11,854)       ($48,463)
Net loss per limited partnership unit.....       (.06)           (.04)                                         (.10)
Weighted average number of limited
     partnership units outstanding........    111,035         111,035        111,035        111,035         111,035


                                              First          Second          Third         Fourth            Total
2002                                         Quarter         Quarter        Quarter        Quarter           Year
----                                         -------         -------        -------        -------           ----

Net loss..................................    ($6,935)       ($25,157)       ($8,537)      ($14,505)       ($55,134)
Net loss per limited partnership unit.....       (.05)           (.17)          (.06)          (.09)           (.37)
Weighted average number of limited
     partnership units outstanding........    111,035         111,035        111,035        111,035         111,035


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A   CONTROLS AND PROCEDURES

     Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership itself has no officers or directors. Certain information concerning the directors and executive officers of the General Partner as of December 31, 2003 is set forth below. Directors of the General Partner serve until the next annual meeting of the General Partner and until their successors shall be elected and qualified.

     Brian L. Roberts was named Chairman of the General Partner's Board of Directors in November 2002. Mr. Roberts had served as Vice Chairman of the General Partner's Board of Directors since April 1999. Mr. Roberts has served as the President and as a director of Comcast for more than five years. As of December 31, 2003, Mr. Roberts has sole voting power over approximately 33 1/3% of the combined voting power of Comcast Corporation's two classes of voting common stock. Mr. Roberts is the Chief Executive Officer of the General Partner and of Comcast Corporation. He is also a director of The Bank of New York Company, Inc. He is 44 years old.

     Lawrence S. Smith has served as Executive Vice President and a director of the General Partner since April 1999. Mr. Smith has served as an Executive Vice President of Comcast for more than five years. Mr. Smith is the Co-Chief
Financial Officer of the General Partner and of Comcast Corporation. He is 56 years old.

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

     David L. Cohen joined Comcast in July 2002 as Executive Vice President. Prior to that time, he was Partner in, and Chairman of, the law firm of Ballard Spahr Andrews & Ingersoll, LLP for more than five years. Mr. Cohen is a director of the General Partner. He is 48 years old.

     Arthur R. Block was named a director of the General Partner's Board of Directors in November 2002. Mr. Block has served as a Senior Vice President and General Counsel for Comcast since January 2000. Prior to January 2000, Mr. Block served as Vice President and Senior Deputy General Counsel of Comcast for more than five years. Mr. Block also was named Secretary of Comcast Corporation in November 2002. He is 49 years old.

     Lawrence J. Salva was named Controller of Comcast Corporation in November 2002. Mr. Salva joined Comcast in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years. Mr. Salva is a Senior Vice President of the General Partner. He is 47 years old.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      As of December 31, 2003, no person or entity owned more than 5% of the limited partnership interests of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Partnership reimbursed its general partner for certain allocated overhead and administrative expenses until the Partnership's cash supply was substantially exhausted in July 2003. These expenses represent the salaries and benefits paid to corporate personnel. Such personnel provide administrative, tax, accounting, legal and investor relations services to the Partnership. The Partnership will no longer reimburse its general partner and all administrative expenses will be paid by the general partner. During the years ended December 31, 2003, 2002 and 2001, administrative expenses allocated to the Partnership totaled $2,472, $20,577 and $13,291, respectively.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The Partnership is considered an inactive registrant under Rule 3-11 of Regulation S-X; therefore, audited financial statements for the year ended December 31, 2003 are not required. The Partnership's financial statements for the year ended December 31, 2003 have been audited on a voluntary basis and, as such, principal accounting fees and services information is not presented.

                                    PART IV.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following financial statements of ours are included in Part II, Item 8:

     Independent Auditors' Reports..........................................................5
     Balance Sheet--December 31, 2003 and 2002..............................................7
     Statement of Operations--Years Ended December 31, 2003, 2002 and 2001..................8
     Statement of Partners' Capital--Years Ended December 31, 2003, 2002 and 2001...........9
     Statement of Cash Flows--Years Ended December 31, 2003, 2002 and 2001.................10
     Notes to Financial Statements.........................................................11

(b) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:
     None.

(c)  Reports on Form 8-K: None.

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

     31 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                             CABLE TV FUND 12-B, LTD.,
                             a Colorado limited partnership


                             By:   Comcast Cable Communications, LLC,
                                   a Delaware limited liability corporation,
                                   its general partner


                             By:   /s/ Brian L. Roberts
                                   ---------------------------------------------
                                   Brian L. Roberts
Dated:  March 30, 2004             Chairman; Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                             By:   /s/ Brian L. Roberts
                                   ---------------------------------------------
                                   Brian L. Roberts
                                   Chairman; Director
Dated:  March 30, 2004             (Principal Executive Officer)

                             By:   /s/ Lawrence S. Smith
                                   ---------------------------------------------
                                   Lawrence S. Smith
Dated:  March 30, 2004             Executive Vice President; Director
                                   (Co- Principal Financial Officer)

                             By:   /s/ John R. Alchin
                                   ---------------------------------------------
                                   John R. Alchin
                                   Executive Vice President; Treasurer
Dated:  March 30, 2004             (Co- Principal Financial Officer)

                             By:   /s/ David L. Cohen
                                   ---------------------------------------------
                                   David L. Cohen
Dated:  March 30, 2004             Executive Vice President; Director

                             By:   /s/ Arthur R. Block
                                   ---------------------------------------------
                                   Arthur R. Block
                                   Senior Vice President; General Counsel;
                                   Secretary
Dated:  March 30, 2004             Director

                             By:   /s/ Lawrence J. Salva
                                   ---------------------------------------------
                                   Lawrence J. Salva
                                   Senior Vice President and Controller
Dated:  March 30, 2004             (Principal Accounting Officer)