Form 10-Q
period 2004-03-31
CABLE TV FUND 12-B LTD
filed 2004-05-12
CIK 774557

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended

                                 MARCH 31, 2004

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____ to ______

                         Commission File Number: 0-13807

                            CABLE TV FUND 12-B, LTD.
                Exact name of registrant as specified in charter


                  Colorado                                84-0969999
        ---------------------------             ----------------------------
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

                                    CONDENSED BALANCE SHEET
                                          (Unaudited)


                                ASSETS                         March 31,        December 31,
                                ------                            2004              2003
                                                            -------------      -------------

Cash ..................................................     $          17      $          17
                                                            -------------      -------------

              Total assets ............................     $          17      $          17
                                                            =============      =============


                   LIABILITIES AND PARTNERS' CAPITAL

Commitments and Contingencies (Note 3)

PARTNERS' CAPITAL:
General Partner-
     Contributed capital ..............................     $       1,000      $       1,000
     Advances from affiliates .........................            43,218             34,027
     Distributions ....................................       (19,696,268)       (19,696,268)
     Accumulated earnings .............................        19,652,067         19,661,258
                                                            -------------      -------------

                                                                       17                 17
                                                            -------------      -------------

Limited Partners-
     Net contributed capital (111,035 units outstanding
         at March 31, 2004 and December 31, 2003) .....        47,645,060         47,645,060
     Distributions ....................................      (114,620,017)      (114,620,017)
     Accumulated earnings .............................        66,974,957         66,974,957
                                                            -------------      -------------


                                                            -------------      -------------

              Total liabilities and partners' capital .     $          17      $          17
                                                            =============      =============




See notes to condensed financial statements




                                   CABLE TV FUND 12-B, LTD.
                                   ------------------------
                                    (A Limited Partnership)

                               CONDENSED STATEMENT OF OPERATIONS
                               ---------------------------------
                                          (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,

                                                                        2004           2003
                                                                     ---------      ---------

OTHER INCOME (EXPENSE):
     Interest income............................................      $              $     53
     Administrative expenses and other .........................        (9,191)        (8,576)
                                                                     ---------      ---------

NET LOSS .......................................................     ($  9,191)     ($  8,523)
                                                                     =========      =========

ALLOCATION OF NET LOSS:
     General Partner ...........................................     ($  9,191)     ($  2,131)
                                                                     =========      =========

     Limited Partners...........................................      $             ($  6,392)
                                                                     =========      =========

NET LOSS PER LIMITED
     PARTNERSHIP UNIT...........................................      $             ($   0.06)
                                                                     =========      =========

WEIGHTED AVERAGE NUMBER OF LIMITED
     PARTNERSHIP UNITS OUTSTANDING .............................       111,035        111,035
                                                                     =========      =========


See notes to condensed financial statements.



                                               2





                                   CABLE TV FUND 12-B, LTD.
                                   -------------------------
                                    (A Limited Partnership)

                               CONDENSED STATEMENT OF CASH FLOWS
                               ---------------------------------
                                          (Unaudited)



                                                                  Three Months Ended
                                                                      March 31,

                                                                   2004          2003
                                                                --------      --------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .............................................     ($ 9,191)     ($ 8,523)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
              Increase in advances from affiliates ........        9,191         8,576
                                                                --------      --------

                  Net cash provided by operating activities                         53

Cash, beginning of period .................................           17        21,193
                                                                --------      --------

Cash, end of period .......................................     $     17      $ 21,246
                                                                ========      ========


See notes to condensed financial statements.



                                               3


                            CABLE TV FUND 12-B, LTD.
                            -----------------------
                             (A Limited Partnership)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                     ---------------------------------------
                                   (Unaudited)


(1) The condensed balance sheet of Cable TV Fund 12-B, Ltd. (the "Partnership") as of December 31, 2003 has been derived from the audited balance sheet as of that date. The Partnership's condensed balance sheet as of March 31, 2004 and its condensed statements of operations and of cash flows for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, all adjustments necessary to present fairly the Partnership's financial position, results of operations and cash flows as of March 31, 2004 and for all periods presented have been made.

         Certain information and note disclosures normally included in the Partnership's annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Partnership's December 31, 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The results of operations for the interim periods presented are not necessarily indicative of operating results for the full year.

         The Partnership owns no properties. The Partnership has continued in existence because of pending litigation in which the Partnership is a party (see
Note 3).

         The quarterly financial information has not been reviewed by the Partnership's independent public accountants because the registrant qualified as an inactive registrant for its most recent fiscal year.

(2) The Partnership reimburses its general partner for certain allocated administrative expenses. These expenses represent the salaries and related benefits paid for corporate personnel. Such personnel provide tax and investor relations services to the Partnership. Such services, and their related costs, are necessary for the administration of the Partnership until the Partnership is dissolved. Such charges were included in administrative expenses and other in the accompanying condensed statement of operations. Administrative expenses allocated to the Partnership for the three months ended March 31, 2004 and 2003 were $618 for each period.

         The Partnership does not have enough cash to reimburse the general partner for any administrative expenses incurred prior to the dissolution of the Partnership. Because the Partnership's cash supply is inadequate to cover such costs, the General Partner will be required to pay for any shortfall. In addition, all amounts to be paid as a result of the settlement described in Note 3 are the responsibility of the General Partner.

(3) Commitments and Contingencies

Litigation Challenging Jones Intercable's Acquisitions of Certain Cable Systems

         In June 1999, Jones Intercable was named a defendant in a case captioned City Partnership Co., derivatively on behalf of Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, plaintiff v. Jones Intercable, Inc., defendant and Cable TV Fund 12-C, Ltd., Cable TV Fund 12-D, Ltd. and Cable TV Fund 12-BCD Venture, nominal defendants (U.S. District Court, District of Colorado, Civil Action No. 99-WM-1155) (the "City Partnership" case) brought by City Partnership Co., a limited partner of the named partnerships. The plaintiff's complaint alleges that Jones Intercable breached its fiduciary duty to the plaintiff and to the other limited partners of the partnerships and to the Venture in connection with the Venture's sale of the Palmdale, California cable communications system (the "Palmdale System") to a subsidiary of Jones Intercable in December 1998. The complaint alleges that Jones Intercable acquired the Palmdale System at an unfairly low price that did not accurately reflect the market value of the Palmdale System. The plaintiff also alleges that the proxy solicitation materials delivered to the limited partners of the partnerships in connection with the votes of the limited partners on the Venture's sale of the Palmdale System contained inadequate and misleading information concerning the fairness of the transaction, which the plaintiff claims caused Jones Intercable to breach its fiduciary duty of candor to the limited partners and which the plaintiff claims constituted acts and omissions in violation of Section 14(a) of the Securities Exchange Act of 1934, as amended. Plaintiff also claims that Jones Intercable breached the contractual provision of the partnerships' limited partnership agreements requiring that the sale price be determined by the average of three separate, independent appraisals, challenging both the independence and

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
               ---------------------------------------------------
                                   (Unaudited)

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

         On June 25, 2003, the parties agreed to the terms of a settlement of this litigation and entered into a written settlement agreement, and notice of the settlement was sent to the limited partners on August 5, 2003. Because these are class and derivative actions, the settlement must be approved by the court. On October 14, 2003, the judge issued a Recommendation of United States Magistrate Judge, in which he recommended to the United States District Court judge that the settlement be approved. On November 10, 2003, the judge accepted the recommendation and approved the settlement, but withheld determination of the reasonableness of the attorneys' fees and costs pending the receipt of further evidence from the plaintiffs' counsel. Within thirty days of the approval of the plaintiff's counsel's request for an award of attorneys' fees and costs, Comcast will cause the

                            CABLE TV FUND 12-B, LTD.
                            ------------------------
                             (A Limited Partnership)

               NOTES TO CONDENSED FINANCIAL STATEMENTS - CONCLUDED
               ---------------------------------------------------
                                   (Unaudited)

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

                            CABLE TV FUND 12-B, LTD.
                            -------------------------
                             (A Limited Partnership)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
                              RESULTS OF OPERATIONS
                              ---------------------


FINANCIAL CONDITION
-------------------

         The only asset of the Partnership at March 31, 2004 was its cash on hand. In July 2003, the Partnership transferred substantially all of its remaining cash to the General Partner as a reimbursement for the allocated administrative expenses described in Note 2 to our condensed financial statements. The Partnership will no longer reimburse the General Partner, and these administrative expenses will be paid by the General Partner. The Partnership has continued in existence because of pending litigation to which the Partnership is a party, as described in Note 3 to our condensed financial statements.

RESULTS OF OPERATIONS
---------------------

         Administrative   expenses  and  other  in  the  accompanying  condensed
statement  of  operations   represents   various  costs   associated   with  the
administration of the Partnership.

Item 4.  Controls and Procedures

         Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


Dated: May 12, 2004